Form 10-K
period 1994-01-29
PENNEY J C FUNDING CORP
filed 1994-04-13
CIK 77193

                                                                  CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the 52 weeks ended January 29, 1994          Commission file number 1-4947-1
                        J. C. Penney Funding Corporation
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        51-0101524
         (State of incorporation)                       (I.R.S. Employer ID No.)

6501 LEGACY DRIVE, PLANO, TEXAS                                   75024-3698
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:               (214) 431-1000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: None

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 500,000 shares of Common Stock of $100 par value, as of March 21, 1994.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's 1993 Annual Report ("1993 Annual Report") are incorporated into Parts I, II, and IV. Portions of J. C. Penney Company, Inc.'s 1993 Annual Report to Stockholders ("JCPenney's 1993 Annual Report") are incorporated into Part I.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

1.       BUSINESS.

         J. C. Penney Funding Corporation ("Funding"), which was incorporated in Delaware in 1964, is a wholly-owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"), also incorporated in Delaware. Funding's executive offices are located in JCPenney's offices in Plano, Texas. Its business consists of financing a portion of JCPenney's operations through loans to JCPenney, the purchase of customer receivable balances that arise from the retail credit sales of JCPenney, or a combination of both. No receivables have been purchased by Funding since 1985.

         JCPenney is a major department store retailer with stores in all 50 states and Puerto Rico. The dominant portion of JCPenney's business consists of providing merchandise and services to consumers through department stores that include catalog departments. JCPenney markets predominantly family apparel, shoes, jewelry, accessories, and home furnishings. JCPenney's total revenues for the 52 weeks ended January 29, 1994 were $19.6 billion and net income was $940 million. Pursuant to the terms of financing agreements between Funding and JCPenney, payments from JCPenney to Funding are designed to produce earnings sufficient to cover Funding's fixed charges, principally interest on borrowings, at a coverage ratio mutually agreed upon between Funding and JCPenney. (See "Loan Agreement" and "Receivables Agreement", below.) The earnings to fixed charges coverage ratio has historically been, and in fiscal 1993 was, at least 1.5 to 1.

         Operations of Funding. To finance the operations of JCPenney as described under "Business" above, Funding sells its short-term notes (commercial paper) to investors through dealer-placed programs. The short-term notes are guaranteed on a subordinated basis by JCPenney. Funding has, from time to time, issued long-term debt in public and private markets in the United States and abroad. Prior to April 3, 1992, Funding issued commercial paper and master notes to investors on a direct issue basis. Funding also has in place arrangements for short-term bank borrowings. Short-term debt in fiscal 1993 averaged $1,347 million compared to $1,146 million in fiscal 1992 and $754 million in fiscal 1991. Short-term debt rates averaged 3.2 percent in fiscal 1993, compared to 3.7 percent in fiscal 1992 and 5.6 percent in fiscal 1991. Interest expense decreased in fiscal 1993 compared to fiscal 1992 and 1991 largely due to lower short-term interest rates.

         Credit Operations of JCPenney. Virtually all types of merchandise and services sold by JCPenney in the United States and Puerto Rico may be purchased on JCPenney's revolving credit card. In addition, JCPenney accepts American Express, Discover, MasterCard, and Visa at JCPenney stores, catalog, and drug stores throughout the 50 states and in Puerto Rico. For additional information respecting the credit card operations of JCPenney, see "Net interest expense and credit costs" (page 11) and "Financial position" (page 12) which appear in the section of JCPenney's 1993 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Receivables" (page 19), which appear in the section of JCPenney's 1993 Annual Report entitled "Notes to the Financial Statements", and "Credit Operations", "Pre-tax cost of JCPenney credit card", "Credit sales", and "Key JCPenney credit card information" (page 30), which appear in the section of JCPenney's Annual Report entitled "Supplemental Information (Unaudited)", on the pages indicated in the parenthetical references, which are incorporated by reference herein.

         Funding has never incurred any losses from JCPenney's retail credit operation since, pursuant to the Receivables Agreement, JCPenney itself administers the customer receivables when sold to Funding, receives all finance charge revenue on those customer receivables, and bears all related costs.

         Loan Agreement. Funding and JCPenney are parties to a Loan Agreement, dated as of January 28, 1986, as amended ("Loan Agreement"), which provides for unsecured loans to be made from time to time by Funding to JCPenney for the general business purposes of JCPenney, subject to the terms and conditions of the Loan Agreement. The loans may be either senior loans or subordinated loans, at the election of JCPenney, provided that, without the consent of the Board of Directors of Funding, the principal amount of loans outstanding at any time under the Loan Agreement may not exceed specified limits. Currently such limits may not exceed $4 billion in the aggregate for all loans and $500 million in the aggregate for all subordinated loans. The terms of each loan under the Loan Agreement shall be as agreed upon at the time of such loan by Funding and JCPenney, provided that Funding may require upon demand that any loan be paid, and JCPenney may prepay without premium any loan, in whole or in part at any time. Under the terms of the Loan Agreement, JCPenney and Funding agree from time to time upon a mutually-acceptable earnings coverage of Funding's interest and other fixed charges. If at the end of each fiscal quarter during which a loan was outstanding, the earnings coverage of Funding's interest and other fixed charges is less than the agreed upon ratio, JCPenney will pay to Funding an additional amount sufficient to provide for such coverage to be not less than the agreed upon ratio. In the event that JCPenney and Funding have not agreed upon a mutually acceptable ratio for any fiscal quarter, that applicable quarterly payment with respect to such period will include an amount equal to the excess, if any, of one and one-half percent of the daily average of the aggregate principal amount outstanding on all loans during such period, over the aggregate amount of interest accrued on all such loans during such period.

         Receivables Agreement. Since December 1, 1985, JCPenney has not sold an undivided interest in any of its customer receivables to Funding. The Receivables Agreement between Funding and JCPenney, as amended ("Receivables Agreement"), continues to be in full force and effect and while no purchases of JCPenney customer receivables by Funding are presently contemplated, JCPenney may again commence sales of its customer receivables to Funding.

         The Receivables Agreement sets forth the terms and provisions governing sales of customer receivables (other than specified types of customer receivables immaterial in amount) by JCPenney to Funding. At the end of each monthly accounting period, JCPenney may sell to Funding an undivided interest in its undefaulted customer receivables which are not sold or contracted to be sold by JCPenney to anyone other than Funding. Settlements are made as of the end of each such monthly accounting period with respect to collections, defaults, and other adjustments to customers' accounts occurring during that month.

         The purchase price for the customer receivables acquired by Funding from JCPenney is equal to the aggregate dollar amount of such customer receivables. JCPenney pays to Funding at the end of each monthly accounting period a discount in an amount agreed upon from time to time. In the event of a failure to agree as to the amount of the discount, the amount to be paid is one-half of one percent of the average daily closing balance of conveyed customer receivables held by Funding during such monthly accounting period less the average daily closing balance of the Contract Reserve Account during such period.

         In addition, at the time of purchase of customer receivables from JCPenney, Funding withholds from the purchase price, and adds to the Contract Reserve Account, the lesser of (i) five percent of the amount of customer receivables then being purchased, or (ii) the amount, if any, by which the amount in the Contract Reserve Account is less than five percent of the total amount of customer receivables then owned by Funding. If the amount in the Contract Reserve Account should exceed five percent of the total amount of customer receivables owned by Funding at the end of any monthly accounting period, such excess is to be paid to JCPenney in accordance with the Receivables Agreement. If any portion of a customer receivable becomes more than 180 days past due or if the customer is, in the judgment of JCPenney, unable to make further payment, such customer receivable is considered to be in default for the purposes of the Receivables Agreement and is charged against the Contract Reserve Account. Collections with respect to any such defaulted customer receivable are credited to the Contract Reserve Account. As described above, all bad debts written off to date have been covered by the Contract Reserve Account.

         Funding acquires all of JCPenney's right, title, and interest in and to the undivided portion of the customer receivables being conveyed to it. All sales of customer receivables to Funding are without recourse to JCPenney. However, in the event of returned, rejected, or repossessed merchandise to which any previously conveyed undefaulted customer receivable relates, or in the event of a breach of a warranty made by JCPenney in the Receivables Agreement to which any previously conveyed undefaulted customer receivable relates, JCPenney is obligated to pay to Funding the amount by which Funding has been damaged. Either party has the right at any time to terminate the further sale or purchase, as the case may be, of customer receivables under the Receivables Agreement.

         Certain state laws provide for recording or other notice formalities in connection with the assignment of accounts receivable. Funding does not deem it appropriate to utilize such procedures in connection with customer receivables purchased from JCPenney. In the event of the bankruptcy or receivership of JCPenney, it is possible that creditors of JCPenney might be deemed to have superior rights to some or all of the customer receivables previously purchased by Funding.

         Committed Bank Credit Facilities. Committed bank credit facilities available to Funding as of January 29, 1994, amounted to $1.25 billion. In 1993, Funding entered into two syndicated revolving credit facility agreements. These facilities include a $450 million, one-year revolver and an $800 million, five-year revolver with a group of 39 domestic and international banks. These facilities, which replaced the $500 million confirmed lines of credit and the $750 million International Revolving Credit Facility, support commercial paper borrowing arrangements. Neither of the borrowing facilities was in use as of January 29, 1994. (See page 8 of Funding's 1993 Annual Report which is incorporated herein by reference.)

         Employment.  Funding has had no employees since April 30, 1992.

         General. Legislation regulating consumer credit has been enacted in all states and federally. Funding's operations have not been affected by such legislation since Funding does not deal directly with consumers.

2.       PROPERTIES.

         Funding owns no physical properties.

3.       LEGAL PROCEEDINGS.

         Funding has no material legal proceedings pending against it.

                                    PART II


5.       MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

         JCPenney owns all of Funding's outstanding common stock. Funding's common stock is not traded, and no dividends have been, or are currently intended to be, declared by Funding on its common stock.

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Balance Sheets of Funding as of January 29, 1994, January 30, 1993, and January 25, 1992, and the related statements of income, reinvested earnings, and cash flows for the years then ended, appearing on pages 3 through 5 of Funding's 1993 Annual Report, together with the related notes and the Independent Auditors' Report of KPMG Peat Marwick, independent certified public accountants, appearing on page 6 of Funding's 1993 Annual Report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 2 thereof, the section of Funding's 1993 Annual Report entitled "Five Year Financial Summary" appearing on page 7 thereof, and the unaudited quarterly financial highlights ("Quarterly Data") appearing on page 8 thereof, are incorporated herein by reference in response to Item 8 of Form 10-K.

9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Funding has had no change in or disagreements with its independent certified public accountants on accounting and financial disclosure.


                                    PART IV


14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.


         (a)(1)           All Financial Statements.

                 See Item 8 of this Form 10-K for financial statements incorporated by reference to Funding's 1993 Annual Report.

         (a)(2)           Financial Statement Schedules.

                 All schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the financial statements or in the notes to the financial statements and related material incorporated by reference to Funding's 1993 Annual Report.

         (a)(3)           Exhibits.

                 See separate Exhibit Index on pages G-1 through G-4.

         (b)     Reports on Form 8-K filed during the fourth quarter of fiscal
                 1993.

                 None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        J. C. PENNEY FUNDING CORPORATION
                                                  (Registrant)


                                        By /s/ D. A. MCKAY
                                           D. A. McKay
                                           Chairman of the Board
Dated:  April 6, 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                          TITLE                                        DATE
    ----------                          -----                                        ----
/s/ D. A. MCKAY
- ------------------
D. A. McKay                      Chairman of the Board                           April 6, 1994
                                 (principal executive
                                 officer); Director


S. F. Walsh*                     President                                       April 6, 1994
                                 (principal financial
                                 officer); Director


L. A. Gispanski*                 Controller (principal                           April 6, 1994
                                 accounting officer);
                                 Director


R. B. Cavanaugh*                 Director                                        April 6, 1994


R. E. Northam*                   Director                                        April 6, 1994




*By /s/ D. A. MCKAY
    ----------------
    D. A. McKay
    Attorney-in-fact

                                 EXHIBIT INDEX



                          Exhibit

3.  Articles of Incorporation and By-laws

 (a)      Copy of Certificate of Incorporation of Funding, effective April 13,
          1964.


 (b) Copy of Certificate of Amendment of Certificate of Incorporation, effective January 1, 1969.


 (c) Copy of Certificate of Amendment of Certificate of Incorporation, effective August 11, 1987.


 (d) Copy of Certificate of Amendment of Certificate of Incorporation, effective April 10, 1988.


 (e)      Copy of By-laws of Funding, as amended to September 1, 1976.



4. Instruments defining the rights of security holders, including indentures

 (a) Issuing and Paying Agency Agreement dated as of March 16, 1992, between J. C. Penney Funding Corporation and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 4(a) to Funding's Current Report on Form 8-K, Date of Report - April 3, 1992*).

 (b) Guaranty dated as of February 13, 1992, executed by J. C. Penney Company, Inc. (incorporated by reference to Exhibit 4(b) to Funding's Current Report on Form 8-K, Date of Report - April 3, 1992*).

                                 EXHIBIT INDEX


           Exhibit

 (c) Conformed copies of Revolving Credit Agreements, dated as of December 16, 1993, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, Morgan Guaranty Trust Company of New York, as Agent, and Bankers Trust Company, Chemical Bank, and Credit Suisse, as Co-Agents, and Bank of America National Trust and Savings Association and NationsBank of Texas, N.A., as Lead Managers.

 (d) Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and J. P. Morgan Securities Inc. (incorporated by reference to Exhibit 10(a) to Funding's Current Report on Form 8-K, Date of Report - April 3, 1992*).

 (e) Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and The First Boston Corporation (incorporated by reference to Exhibit 10(b) to Funding's Current Report on Form 8-K, Date of Report - April 3, 1992*).

          Instruments evidencing long-term debt, previously issued but now fully prepaid, have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeded 10 percent of the total assets of the Registrant. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

                                 EXHIBIT INDEX


           Exhibit


10.       Material Contracts

          THE CORPORATION HAS NO COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED AS EXHIBITS TO THIS REPORT PURSUANT TO ITEM 14(c) OF THIS REPORT.

 (a) Conformed copy of Amended and Restated Receivables Agreement dated as of January 29, 1980 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation.

 (b) Conformed copy of Amendment No. 1 to Amended and Restated Receivables Agreement dated as of January 25, 1983 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation.

 (c)      Conformed copy of Loan Agreement dated as of January 28, 1986 between
          J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding's Current Report on Form 8-K, Date of Report - January 28, 1986*).

 (d) Conformed copy of Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding's Current Report on Form 8-K, Date of Report - December 31, 1986*).


 *        SEC file number 1-4947-1

                                 EXHIBIT INDEX


           Exhibit

13.       Annual Report to Security Holders

          Excerpt from Funding's 1993 Annual Report.



23.       Consent of Independent Certified Public Accountants


24.       Powers of Attorney



99.       Additional Exhibits

          Excerpt from JCPenney's 1993 Annual Report to Stockholders.