Form 10-Q
period 1994-04-30
PENNEY J C FUNDING CORP
filed 1994-06-10
CIK 77193

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                  ___________

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   __________

For the 13 week period                   Commission file Number 1-4947-1
  ended April 30, 1994

                       J. C. PENNEY FUNDING CORPORATION
    -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                   51-0101524
    -----------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


          6501 Legacy Drive, Plano, Texas                 75024-3698
    -----------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code    214-431-2011
                                                     ------------------

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   x             No
                                ------             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

500,000 shares of Common Stock of $100 par value, as of April 30, 1994.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         --------------------


The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly-owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"), is unaudited but, in the opinion of Funding, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.


Statements of Income and Reinvested Earnings
(Dollars in millions)

                                                13 weeks ended
                                            -----------------------
                                            April 30,        May 1,
                                               1994          1993
                                            ----------     --------
Interest earned from
   JCPenney                                    $ 24           $ 13

Interest and administrative
   expenses                                      16              9
                                               ----           ----

Income before income taxes                        8              4

Income taxes                                      3              1
                                               ----           ----

Net income                                        5              3

Reinvested earnings at
   beginning of period                          851            835
                                               ----           ----

Reinvested earnings at
   end of period                               $856           $838
                                               ====           ====

Balance Sheets
(Dollars in millions)



                                            April 30,  May 1,  Jan. 29,
                                              1994      1993     1994
                                            ---------  ------  --------
ASSETS

Loans to JCPenney                           $2,757     $1,905  $2,323
                                            ------     ------  ------

                                            $2,757     $1,905  $2,323
                                            ======     ======  ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                             $1,709     $  884  $1,284

Due to JCPenney                                 47         38      43
                                            ------     ------  ------

Total liabilities                            1,756        922   1,327

Equity of JCPenney:
  Common stock (including contributed
  capital), par value $100:
  Authorized, 750,000 shares
  Issued, 500,000 shares                       145        145     145

Reinvested earnings                            856        838     851
                                            ------     ------  ------

Total equity of JCPenney                     1,001        983     996
                                            ------     ------  ------

                                            $2,757     $1,905  $2,323
                                            ======     ======  ======


Consolidated Statements of Cash Flows
(Dollars in millions)

                                                        13 weeks ended
                                                   -------------------------
                                                    April 30,       May 1,
                                                       1994          1993
                                                   -----------   -----------
Operating Activities
  Net income                                           $   5         $ 3
  (Increase) Decrease in loans to JCPenney              (434)          7
  Increase (Decrease) in amount due to JCPenney            4          (7)
                                                       -----         ---
                                                        (425)          3
                                                       -----         ---
Financing Activities
   Increase (Decrease) in short-term debt                425          (3)
                                                       -----         ---
Increase (Decrease) in cash                                0           0
Cash at beginning of year                                  0           0
                                                       -----         ---
Cash at end of first quarter                           $   0         $ 0
                                                       =====         ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


Under the terms of the loan agreement which provides for unsecured loans to be made by Funding to JCPenney and the receivables agreement pursuant to which Funding may purchase an undivided interest in certain JCPenney customer receivables, Funding derives earnings on loans to JCPenney and income from charges to JCPenney. This income, when combined with other income of Funding, is designed to cover Funding's fixed charges, principally interest expense, at a coverage ratio mutually agreed upon by Funding and JCPenney. The earnings to fixed charges coverage ratio has historically been at least one and one-half times.

Since 1986, Funding has provided financing to JCPenney in accordance with the loan agreement and no receivable balances have been purchased.

Funding is not and has not been involved in the administration of JCPenney's retail credit operation and does not bear any expenses or receive any finance charge revenue connected therewith.

Subsequent to the first quarter of 1994, Merrill Lynch Money Markets Inc. became the third dealer to sell Funding's commercial paper.

For the first quarter of 1994, income, expenses, and provision for taxes increased as compared with the first quarter of 1993, as a result of higher average borrowing levels. Borrowing levels averaged $1,735 million during the 1994 first quarter as compared with $928 million during the comparable 1993 period. Borrowings increased significantly during the quarter in support of JCPenney's working capital requirements. At the end of the first quarter of 1994, borrowing levels were $1,709 million as compared with $884 million at the end of the 1993 first quarter.

PART II - OTHER INFORMATION



  Item 6. Exhibits and Reports on Form 8-K
          --------------------------------

     (a) Exhibits
         --------

         None

     (b) Reports on Form 8-K
         -------------------

         None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                J. C. PENNEY FUNDING CORPORATION



                                By: /S/ L. A. Gispanski
                                    -------------------
                                    L. A. Gispanski
                                    Controller
                                    (Principal Accounting Officer)



Date:  June 10, 1994