Form 10-Q
period 1994-07-30
PENNEY J C FUNDING CORP
filed 1994-09-02
CIK 77193

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                  ___________

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   __________

For the 13 week and 26 week periods   Commission file number 1-4947-1
ended July 30, 1994

                       J. C. PENNEY FUNDING CORPORATION
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                   51-0101524
      ------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


      6501 Legacy Drive, Plano, Texas                        75024-3698
      ------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code    214-431-1000
                                                     -------------

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

500,000 shares of Common Stock of $100 par value, as of July 30, 1994.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         --------------------


The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly-owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.


Statements of Income and Reinvested Earnings
(Dollars in millions)


                                   13 weeks ended           26 weeks ended
                                 -------------------      ------------------
                                 July 30,   July 31,      July 30,  July 31,
                                   1994       1993          1994      1993
                                 --------   --------      --------  --------

 Interest earned from
    JCPenney and affiliates        $ 32       $ 15          $ 56      $ 28

 Interest and administrative
    expenses                         21         10            37        19
                                   ----       ----          ----      ----

 Income before income taxes          11          5            19         9

 Income taxes                         4          2             7         3
                                   ----       ----          ----      ----

 Net income                           7          3            12         6

 Reinvested earnings at
    beginning of period             856        838           851       835
                                   ----       ----          ----      ----

 Reinvested earnings at
    end of period                  $863       $841          $863      $841
                                   ====       ====          ====      ====

 Balance Sheet
 (Dollars in millions)



                                     July 30,  July 31,   Jan. 29,
                                       1994      1993       1994
                                     --------  --------   --------
 ASSETS (Current)

 Loans to JCPenney and affiliates      $2,993    $2,416    $2,323
                                       ------    ------    ------

                                       $2,993    $2,416    $2,323
                                       ======    ======    ======

 LIABILITIES AND EQUITY OF JCPENNEY

 Short-term debt                       $1,937    $1,391    $1,284

 Due to JCPenney                           48        39        43
                                       ------    ------    ------

 Total liabilities                      1,985     1,430     1,327


 Equity of JCPenney:
    Common stock (including contributed
    capital), par value $100:
    Authorized, 750,000 shares
    Issued, 500,000 shares                145       145       145

 Reinvested earnings                      863       841       851
                                       ------    ------    ------

 Total equity of JCPenney               1,008       986       996
                                       ------    ------    ------

                                       $2,993    $2,416    $2,323
                                       ======    ======    ======

 Statements of Changes in Short-Term Investments
 (Dollars in millions)

                                                               26 weeks ended
                                                             ------------------
                                                             July 30,  July 31,
                                                               1994      1993
                                                             --------  --------

 Operating Activities

    Net income                                                 $  12     $   6

    (Increase) Decrease in loans to JCPenney                    (670)     (504)
         and affiliates

    (Decrease) Increase in amount due to JCPenney                  5        (6)
                                                               -----     -----
                                                                (653)     (504)
                                                               -----     -----



 Financing Activities

    Increase in short-term debt                                  653       504
                                                               -----     -----

 Increase (Decrease) in cash                                     -0-       -0-

 Cash at beginning of year                                       -0-       -0-
                                                               -----     -----

 Cash at end of second quarter                                 $ -0-     $ -0-
                                                               =====     =====

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

 For the 1994 second quarter and the six-month period, income, expenses, and provision for taxes increased as compared with the same periods of 1993, as a result of higher average borrowing levels. Borrowing levels averaged $1,838 million in the second quarter and $1,786 million during the first half of 1994 as compared with $1,138 million and $1,033 million during the comparable 1993 period, respectively. Borrowings throughout the first half of 1994 increased significantly in support of JCPenney's working capital requirements. At the end of the second quarter of 1994, borrowing levels were $1,937 million as compared with $1,391 million at the end of the 1993 second quarter.

 Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

          The following document is filed as an exhibit to this report:

          27    Financial Data Schedule for the six months ended July 30,
                1994

     (b)  Reports on Form 8-K
          -------------------

          None

                                   SIGNATURES
                                   ----------


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  J. C. PENNEY FUNDING CORPORATION



                                  By:     /s/ L. A. Gispanski
                                        -----------------------------
                                          L. A. Gispanski
                                          Controller
                                          (Principal Accounting Officer)



 Date:   September 2, 1994