Form 10-Q
period 1994-10-29
PENNEY J C FUNDING CORP
filed 1994-12-09
CIK 77193

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549
                                  ___________

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                                  __________

For the 13 week and 39 week periods              Commission file number 1-4947-1
ended October 29, 1994

                       J. C. PENNEY FUNDING CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                                 51-0101524
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)


6501 Legacy Drive, Plano, Texas                                       75024-3698
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code    214-431-1000
                                                     -------------

                              ___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x            No
    -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

500,000 shares of Common Stock of $100 par value, as of October 29, 1994.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH
THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         --------------------


The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited financial statements included in Funding's Annual Report on Form 10-K for the 52 weeks ended January 29, 1994.


Statements of Income and Reinvested Earnings
(Amounts in millions)

                                    13 weeks ended          39 weeks ended
                                 -------------------      ------------------
                                 Oct. 29,   Oct. 30,      Oct. 29,  Oct. 30,
                                   1994       1993          1994      1993
                                 --------   --------      --------  --------
Interest earned from
  JCPenney and affiliates          $ 38       $ 22          $ 94      $ 50

Interest and administrative
  expenses                           25         14            62        33
                                   ----       ----          ----      ----

Income before income taxes           13          8            32        17

Income taxes                          4          3            11         6
                                   ----       ----          ----      ----

Net income                            9          5            21        11

Reinvested earnings at
  beginning of period               863        841           851       835
                                   ----       ----          ----      ----

Reinvested earnings at
  end of period                    $872       $846          $872      $846
                                   ====       ====          ====      ====

Balance Sheets
(Amounts in millions except share data)

                                            Oct. 29,  Oct. 30,  Jan. 29,
                                              1994      1993      1994
                                            --------  --------  --------
ASSETS (Current)

Loans to JCPenney and affiliates            $3,296    $3,027      $2,323
                                            ------    ------      ------

                                            $3,296    $3,027      $2,323
                                            ======    ======      ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                             $2,235    $1,995      $1,284

Due to JCPenney                                 44        41          43
                                            ------    ------      ------

Total liabilities                            2,279     2,036       1,327


Equity of JCPenney:
   Common stock (including contributed
   capital), par value $100:
   Authorized, 750,000 shares
   Issued, 500,000 shares                      145       145         145

Reinvested earnings                            872       846         851
                                            ------    ------      ------

Total equity of JCPenney                     1,017       991         996
                                            ------    ------      ------

                                            $3,296    $3,027      $2,323
                                            ======    ======      ======

Statements of Cash Flows
(Amounts in millions)


                                                        39 weeks ended
                                                    ------------------------
                                                    Oct. 29,      Oct. 30,
                                                      1994          1993
                                                    ----------    ----------
Operating Activities

  Net income                                           $   21        $   11

  (Increase) Decrease in loans to JCPenney               (973)       (1,115)
      and affiliates

  (Decrease) Increase in amount due to JCPenney             1            (4)
                                                       ------        -------
                                                         (951)       (1,108)
                                                       -------       -------


Financing Activities

  Increase in short-term debt                             951         1,108
                                                       ------         -----

Increase (Decrease) in cash                               -0-           -0-

Cash at beginning of year                                 -0-           -0-
                                                       -------       ------
Cash at end of third quarter                           $  -0-        $  -0-
                                                       =======       ======

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

For the 1994 third quarter and the nine-month period ended October 29, 1994, income, expenses, and provision for taxes increased, as compared with the same periods of 1993, as a result of higher average borrowing levels and higher interest rates. Borrowing levels averaged $2,082 million in the 1994 third quarter and $1,885 million during the 1994 nine-month period as compared with $1,711 million and $1,259 million, respectively, during the comparable 1993 periods. Borrowings increased throughout 1994 in support of JCPenney's working capital requirements. At the end of the third quarter of 1994, borrowing levels were $2,235 million as compared with $1,995 million at the end of the 1993 third quarter. For the third quarter and nine-month periods in 1994, average interest rates increased 160 basis points and 105 basis points, respectively, as compared with the same periods in 1993.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------

          The following document is filed as an exhibit to this report:

          27   Financial Data Schedule for the nine months ended October 29,
               1994.

    (b)   Reports on Form 8-K
          -------------------

          None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          J. C. PENNEY FUNDING CORPORATION



                                          By:     /s/ L. A. Gispanski
                                               --------------------------------
                                                  L. A. Gispanski
                                                  Controller
                                                  (Principal Accounting Officer)



Date:   December 9, 1994