Form 10-K405
period 1995-01-28
PENNEY J C FUNDING CORP
filed 1995-04-18
CIK 77193

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the 52 weeks ended January 28, 1995        Commission file number 1-4947-1
                        J. C. Penney Funding Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  51-0101524
   ------------------------                    ------------------------
   (State of incorporation)                    (I.R.S. Employer ID No.)

   6501 LEGACY DRIVE, PLANO, TEXAS                           75024-3698
- ----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (214) 431-1000
- ---------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
- -----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None
- -----------------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/  No    .
                                              ----    ----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: None

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 500,000 shares of Common Stock of $100 par value, as of March 20, 1995.


                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant's 1994 Annual Report ("1994 Annual Report") are incorporated into Parts I, II, and IV. Portions of J. C. Penney Company, Inc.'s 1994 Annual Report to Stockholders ("JCPenney's 1994 Annual Report") are incorporated into Part I.

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

     JCPenney is a major retailer, with department stores in all 50 states and Puerto Rico. The dominant portion of JCPenney's business consists of providing merchandise and services to consumers through department stores that include catalog departments. JCPenney markets predominantly family apparel, jewelry, shoes, accessories, and home furnishings. JCPenney's total revenues for the 52 weeks ended January 28, 1995 were $21.1 billion and net income was $1,057 million. Pursuant to the terms of financing agreements between Funding and JCPenney, payments from JCPenney to Funding are designed to produce earnings sufficient to cover Funding's fixed charges, principally interest on borrowings, at a coverage ratio mutually agreed upon between Funding and JCPenney. (See "Loan Agreement" and "Receivables Agreement", below.) The earnings to fixed charges coverage ratio has historically been, and in fiscal 1994 was, at least
1.5 to 1.

     Operations of Funding. To finance the operations of JCPenney as described under "Business" above, Funding sells its short-term notes (commercial paper) to investors through dealer-placed programs. The short-term notes are guaranteed on a subordinated basis by JCPenney. Funding has, from time to time, issued long-term debt in public and private markets in the United States and abroad. Prior to April 3, 1992, Funding issued commercial paper and master notes to investors on a direct issue basis. Funding also has in place arrangements for short-term bank borrowings. Short-term debt in fiscal 1994 averaged $1,990 million compared to $1,347 million in fiscal 1993 and $1,146 million in fiscal 1992. Short-term debt rates averaged 4.6 percent in fiscal 1994, compared to 3.2 percent in fiscal 1993 and 3.7 percent in fiscal 1992. Interest expense increased in fiscal 1994 compared to fiscal 1993 and 1992 largely due to higher borrowing levels and higher short-term interest rates.

     Credit Operations of JCPenney. Virtually all types of merchandise and services sold by JCPenney in the United States and Puerto Rico may be purchased on JCPenney's revolving credit card. In addition, JCPenney accepts American Express, Discover, MasterCard, and Visa at JCPenney stores, catalog, and drug stores throughout the 50 states and in Puerto Rico. For additional information respecting the credit card operations of JCPenney, see "Net interest expense and credit operations" (page 23), which appears in the section of JCPenney's 1994 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Receivables" (page 30), which appears in the section of JCPenney's 1994 Annual Report entitled "Notes to Financial Statements", and "Credit Operations", "Pre-tax cost of JCPenney credit card", "Credit sales", and "Key JCPenney credit card information" (page 41), which appear in the section of JCPenney's 1994 Annual Report entitled "Supplemental Information (Unaudited)", on the pages indicated in the parenthetical references, which are incorporated by reference herein.

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

     Committed Bank Credit Facilities. Committed bank credit facilities available to Funding as of January 28, 1995, amounted to $2.5 billion. In 1994, Funding entered into two syndicated revolving credit facility agreements. These facilities include a $1.5 billion, 364-day revolver and a $1.0 billion, five-year revolver with a group of 42 domestic and international banks. These facilities, which replaced the $1.25 billion existing credit line, support commercial paper borrowing arrangements. Neither of the borrowing facilities was in use as of January 28, 1995. (See page 8 of Funding's 1994 Annual Report which is incorporated herein by reference.)

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

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Balance Sheets of Funding as of January 28, 1995, January 29, 1994, and January 30, 1993, and the related statements of income, reinvested earnings, and cash flows for the years then ended, appearing on pages 3 through 5 of Funding's 1994 Annual Report, together with the related notes and the Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 6 of Funding's 1994 Annual Report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 2 thereof, the section of Funding's 1994 Annual Report entitled "Five Year Financial Summary" appearing on page 7 thereof, and the unaudited quarterly financial highlights ("Quarterly Data") appearing on page 8 thereof, are incorporated herein by reference in response to Item 8 of Form 10-K.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Funding has had no change in or disagreements with its independent certified public accountants on accounting and financial disclosure.


                                    PART IV


14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)     All Financial Statements.

                See Item 8 of this Form 10-K for financial statements incorporated by reference to Funding's 1994 Annual Report.

     (a)(2)     Financial Statement Schedules.

                All schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the financial statements or in the notes to the financial statements incorporated by reference to Funding's 1994 Annual Report.

     (a)(3)     Exhibits.

                See separate Exhibit Index on pages G-1 through G-4.

     (b)        Reports on Form 8-K filed during the fourth quarter of fiscal
                1994.

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

                                    J. C. PENNEY FUNDING CORPORATION
                                               (Registrant)


                                    By /s/ D. A. McKay
                                       ---------------------
                                       D. A. McKay
                                       Chairman of the Board
Dated:  April 17, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURES          TITLE                  DATE
          ----------          -----                  ----

  /s/ D. A. McKay
- ------------------------
      D. A. McKay         Chairman of the Board  April 17, 1995
                          (principal executive
                           officer); Director


      S. F. Walsh*
- ------------------------
      S. F. Walsh         President              April 17, 1995
                          (principal financial
                          officer); Director

      L. A. Gispanski*
- ------------------------
      L. A. Gispanski     Controller (principal  April 17, 1995
                          accounting officer);
                          Director

      R. B. Cavanaugh*
- ------------------------
      R. B. Cavanaugh     Director               April 17, 1995

      R. E. Northam*
- ------------------------
      R. E. Northam       Director               April 17, 1995


*By  /s/ D. A. McKay
    --------------------
         D. A. McKay
      Attorney-in-fact


                                 EXHIBIT INDEX

                 Exhibit

   3.  Articles of Incorporation and Bylaws

      (a) Certificate of Incorporation of Funding, effective April 13, 1964 (incorporated by reference to Exhibit 3(a) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).


      (b) Certificate of Amendment of Certificate of Incorporation, effective January 1, 1969 (incorporated by reference to Exhibit 3(b) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).


      (c) Certificate of Amendment of Certificate of Incorporation, effective August 11, 1987 (incorporated by reference to Exhibit 3(c) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).


      (d) Certificate of Amendment of Certificate of Incorporation, effective April 10, 1988 (incorporated by reference to Exhibit 3(d) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).


      (e) Bylaws of Funding, as amended to September 1, 1976 (incorporated by reference to Exhibit 3(e) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).



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

      (c) Amendment and Restatement Agreement dated as of December 7, 1994, relating to the 364-day Revolving Credit Agreement dated as of December 16, 1993, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bankers Trust Company, Chemical Bank and Credit Suisse, as Co-Agents for the Lenders.

      (d) Amendment and Restatement Agreement dated as of December 7, 1994, relating to the five-year Revolving Credit Agreement dated as of December 16, 1993, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bankers Trust Company, Chemical Bank and Credit Suisse, as Co-Agents for the Lenders.

      (e) Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and J. P. Morgan Securities Inc. (incorporated by reference to Exhibit 10(a) to Funding's Current Report on Form 8-K, Date of Report - April 3, 1992*).

      (f) Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and The First Boston Corporation (incorporated by reference to Exhibit 10(b) to Funding's Current Report on Form 8-K, Date of Report - April 3, 1992*).


      (g) Commercial Paper Dealer Agreement dated May 3, 1994 between J. C. Penney Funding Corporation and Merrill Lynch Money Markets Inc.

      (h)  Commercial Paper Dealer Agreement dated January 25, 1995 between J.
           C. Penney Funding Corporation and Morgan Stanley & Co., Incorporated.

      Instruments evidencing long-term debt, previously issued but now fully prepaid, have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeded 10 percent of the total assets of the Registrant. The Registrant

                                 EXHIBIT INDEX

           Exhibit

      agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.


   10.     Material Contracts

           THE CORPORATION HAS NO COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED AS EXHIBITS TO THIS REPORT PURSUANT TO ITEM 14(c) OF THIS REPORT.

      (a) Amended and Restated Receivables Agreement dated as of January 29, 1980 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 10(a) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).


      (b) Amendment No. 1 to Amended and Restated Receivables Agreement dated as of January 25, 1983 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 10(b) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).


      (c) Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding's Current Report on Form 8-K, Date of Report - January 28, 1986*).


      (d) Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding's Current Report on Form 8-K, Date of Report - December 31, 1986*).


      (e) Line of Credit Agreement dated as of July 1, 1994, between J. C. Penney Funding Corporation and J. C. Penney Chile, Inc.

      *    SEC file number 1-4947-1

   13.     Annual Report to Security Holders

           Excerpt from Funding's 1994 Annual Report.

   23.     Consent of Independent Certified Public Accountants

                                 EXHIBIT INDEX

           Exhibit

   24.     Power of Attorney

   27.     Financial Data Schedule

           Financial Data Schedule for the 52 week period ended January 28,
           1995.

   99.     Additional Exhibits

           Excerpt from JCPenney's 1994 Annual Report to Stockholders.