Form 10-Q
period 1995-04-29
PENNEY J C FUNDING CORP
filed 1995-06-07
CIK 77193

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                  -----------

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  -----------

For the 13 week period                   Commission file Number 1-4947-1
  ended April 29, 1995

                       J. C. PENNEY FUNDING CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                   51-0101524
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


6501 Legacy Drive, Plano, Texas                        75024-3698
- --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code    214-431-1000
                                                     ---------------------------

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

500,000 shares of Common Stock of $100 par value, as of April 29, 1995.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         --------------------


The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited financial statements included in Funding's Annual Report on Form 10-K for the 52 weeks ended January 28, 1995.


Statements of Income and Reinvested Earnings
(Dollars in millions)

                                              13 weeks ended
                                        --------------------------
                                          April 29,      April 30,
                                            1995           1994
                                        -----------    -----------

Interest earned from
   JCPenney and affiliates                   $ 48          $ 24

Interest expense                               31            16
                                             ----          ----

Income before income taxes                     17             8

Income taxes                                    6             3
                                             ----          ----

Net income                                     11             5

Reinvested earnings at
   beginning of period                        883           851
                                             ----          ----

Reinvested earnings at
   end of period                             $894          $856
                                             ====          ====

Balance Sheets
(Dollars in millions)

                                             April 29,  April 30,  Jan. 28,
                                               1995       1994       1995
                                             ---------  ---------  --------
ASSETS

Loans to JCPenney and affiliates               $3,211     $2,757     $3,114
                                               ------     ------     ------

                                               $3,211     $2,757     $3,114
                                               ======     ======     ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                                $2,154     $1,709     $2,074

Due to JCPenney                                    18         47         12
                                               ------     ------     ------
Total liabilities                               2,172      1,756      2,086

Equity of JCPenney:
   Common stock (including contributed
   capital), par value $100:
   Authorized, 750,000 shares
   Issued, 500,000 shares                         145        145        145

Reinvested earnings                               894        856        883
                                               ------     ------     ------

Total equity of JCPenney                        1,039      1,001      1,028
                                               ------     ------     ------

                                               $3,211     $2,757     $3,114
                                               ======     ======     ======

Consolidated Statements of Cash Flows
(Dollars in millions)


                                                         13 weeks ended
                                                    ------------------------
                                                     April 29,     April 30,
                                                       1995          1994
                                                    ----------    ----------
Operating Activities

   Net income                                          $ 11          $   5

   (Increase) in loans to JCPenney                      (96)          (434)

   Increase in amount due to JCPenney                     6              4
                                                       ----          -----
                                                        (79)          (425)
                                                       -----         ------

Financing Activities

   Increase in short-term debt                           79            425
                                                       ----          -----
Increase (Decrease) in cash                               0              0

Cash at beginning of year                                 0              0
                                                       ----          -----

Cash at end of first quarter                           $  0          $   0
                                                       ====          =====

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

For the first quarter of 1995, income, expenses, and provision for taxes increased as compared with the first quarter of 1994, as a result of higher average borrowing levels. Borrowing levels averaged $2,053 million during the 1995 first quarter as compared with $1,735 million during the comparable 1994 period. Borrowings increased during the quarter in support of JCPenney's working capital requirements. At the end of the first quarter of 1995, borrowing levels were $2,154 million as compared with $1,709 million at the end of the first quarter of 1994.

PART II - OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------

     (a) Exhibits
         --------

          The following document is filed as an exhibit to this report:

          27  Financial Data Schedule for the three months ended April 29,
              1995.

     (b)  Reports on Form 8-K
          -------------------

       None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                J. C. PENNEY FUNDING CORPORATION



                                By:  /s/ L. A. Gispanski
                                    ----------------------------
                                    L. A. Gispanski
                                    Controller
                                    (Principal Accounting Officer)


Date:  June 7, 1995