Form 10-Q
period 1995-07-29
PENNEY J C FUNDING CORP
filed 1995-09-01
CIK 77193

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.
                                    20549
                                ______________

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                                ______________

For the 13 week and 26 week periods           Commission file number 1-4947-1
ended July 29, 1995

                     J. C. PENNEY FUNDING CORPORATION
           ----------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                   51-0101524
-------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


   6501 Legacy Drive, Plano, Texas                     75024-3698
-------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code    214-431-1000
                                                      ------------
                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x            No
     -----              -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

500,000 shares of Common Stock of $100 par value, as of July 29, 1995.

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


Statements of Income and Reinvested Earnings
(Dollars in millions)

                              13 weeks ended          26 weeks ended
                              --------------          --------------
                            July 29,   July 30,     July 29,   July 30,
                              1995       1994         1995       1994
                            --------   --------     --------   --------
Interest earned from
    JCPenney and affiliates   $ 48        $ 32        $ 96       $ 56

Interest expense                32          21          63         37
                              ----        ----        ----       ----

Income before income taxes      16          11          33         19

Income taxes                     6           4          12          7
                              ----        ----        ----       ----

Net income                      10           7          21         12

Reinvested earnings at
   beginning of period         894         856         883        851
                              ----        ----        ----       ----
Reinvested earnings at
   end of period              $904        $863        $904       $863
                              ====        ====        ====       ====


Balance Sheets
(Dollars in millions)


                                    July 29,   July 30,    Jan. 28,
                                      1995       1994        1995
                                    --------   --------    --------
ASSETS (Current)

Loans to JCPenney and affiliates    $3,209     $2,993        $3,114
                                    ------     ------        ------
                                    $3,209     $2,993        $3,114
                                    ======     ======        ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                     $2,149     $1,937        $2,074

Due to JCPenney                         11         48            12
                                    ------     ------        ------
Total liabilities                    2,160      1,985         2,086


Equity of JCPenney:
    Common stock (including contributed
    capital), par value $100:
    Authorized, 750,000 shares
    Issued, 500,000 shares             145        145           145

Reinvested earnings                    904        863           883
                                    ------     ------        ------
Total equity of JCPenney             1,049      1,008         1,028
                                    ------     ------        ------
                                    $3,209     $2,993        $3,114
                                    ======     ======        ======


Statements of Changes in Short-Term Investments
(Dollars in millions)

                                                      26 weeks ended
                                                   ----------------------
                                                   July 29,      July 30,
                                                     1995           1994
                                                   --------      --------
Operating Activities

    Net income                                      $   21      $   12

    (Increase) Decrease in loans to JCPenney           (95)       (670)

    (Decrease) Increase in amount due to JCPenney       (1)          5
                                                    -------     --------
                                                       (75)       (653)
                                                    -------     --------


Financing Activities

    Increase in short-term debt                         75         653
                                                    -------      -------

Increase (Decrease) in cash                             -0-         -0-

Cash at beginning of year                               -0-         -0-
                                                    -------      -------
Cash at end of second quarter                       $   -0-      $  -0-
                                                    =======      =======

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

For the 1995 second quarter and the six-month period, income, expenses, and provision for taxes increased, as compared with the same periods of 1994, as a result of higher interest rates and higher average borrowing levels. Borrowing levels averaged $2,099 million in the second quarter and $2,076 million during the first half of 1995 as compared with $1,838 million and $1,786 million during the comparable 1994 periods. Borrowings throughout the first half of 1995 increased in support of JCPenney's working capital requirements. At the end of the second quarter of 1995, borrowing levels were $2,149 million as compared with $1,937 million at the end of the 1994 second quarter.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------
         The following document is filed as an exhibit to this report:

         27   Financial Data Schedule for the six months ended July 29,
              1995.

    (b)  Reports on Form 8-K
         -------------------
         None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                          J. C. PENNEY FUNDING CORPORATION




                          By:     /S/L. A. Gispanski
                                  ------------------
                                  L. A. Gispanski
                                  Controller
                                  (Principal Accounting Officer)



Date:   September 1, 1995