Form 10-Q
period 1995-10-28
PENNEY J C FUNDING CORP
filed 1995-12-08
CIK 77193

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.
                                    20549
                                 ___________

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                                 __________

For the 13 week and 39 week periods           Commission file number 1-4947-1
ended October 28, 1995

                       J. C. PENNEY FUNDING CORPORATION
-----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


           Delaware                                   51-0101524
-----------------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)


   6501 Legacy Drive, Plano, Texas                        75024-3698
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code    214-431-1000
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

500,000 shares of Common Stock of $100 par value, as of October 28, 1995.

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

Statements of Income and Reinvested Earnings
(Amounts in millions)

                                13 weeks ended          39 weeks ended
                            ------------------      ------------------
                            Oct. 28,   Oct. 29,     Oct. 28,  Oct. 29,
                              1995       1994         1995      1994
                            --------   --------     --------  --------
Interest earned from
    JCPenney and affiliates   $ 52        $ 38        $148       $ 94

Interest expense                34          25          97         62
                              ----        ----        ----       ----
Income before income taxes      18          13          51         32

Income taxes                     6           4          18         11
                              ----        ----        ----       ----
Net income                      12           9          33         21

Reinvested earnings at
   beginning of period         904         863         883        851
                              ----        ----        ----       ----
Reinvested earnings at
   end of period              $916        $872        $916       $872
                              ====        ====        ====       ====

Balance Sheets
(Amounts in millions except share data)

                                    Oct. 28,   Oct. 29,    Jan. 28,
                                      1995       1994        1995
                                    --------   --------    --------
ASSETS (Current)
Loans to JCPenney and affiliates      $3,403     $3,296      $3,114
                                    --------   --------    --------
                                      $3,403     $3,296      $3,114
                                    ========   ========    ========

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                       $2,338     $2,235      $2,074

Due to JCPenney                            4         44          12
                                      ------     ------      ------
Total liabilities                      2,342      2,279       2,086


Equity of JCPenney:
    Common stock (including contributed
    capital), par value $100:
    Authorized, 750,000 shares
    Issued, 500,000 shares               145        145         145

Reinvested earnings                      916        872         883
                                      ------     ------      ------
Total equity of JCPenney               1,061      1,017       1,028
                                      ------     ------      ------
                                      $3,403     $3,296      $3,114
                                      ======     ======      ======

Statements of Changes in Short-Term Investments
(Amounts in millions)

                                                      39 weeks ended
                                                  ----------------------
                                                  Oct. 28,      Oct. 29,
                                                    1995           1994
                                                  --------      --------

Operating Activities

    Net income                                      $   33      $  21

    (Increase) Decrease in loans to JCPenney          (289)      (973)


    (Decrease) Increase in amount due to JCPenney       (8)         1
                                                    -------    -------
                                                      (264)      (951)
                                                    -------    -------


Financing Activities

    Increase in short-term debt                        264        951
                                                    -------    -------
Increase (Decrease) in cash                             -0-        -0-

Cash at beginning of year                               -0-        -0-
                                                    -------    -------
Cash at end of third quarter                         $  -0-      $ -0-
                                                    =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Under the terms of the loan agreement which provides for unsecured loans to be made by Funding to JCPenney and the receivables agreement pursuant to which Funding may purchase an undivided interest in certain JCPenney customer receivables, Funding derives earnings principally on loans to JCPenney and income from charges to JCPenney. The income of Funding is designed to cover Funding's fixed charges, interest expense, at a coverage ratio mutually agreed upon by Funding and JCPenney. The earnings to fixed charges coverage ratio has historically been at least one and one-half times.

Since 1986, Funding has provided financing to JCPenney in accordance with the loan agreement and no receivable balances have been purchased.

Funding is not and has not been involved in the administration of JCPenney's retail credit operation and does not bear any expenses or receive any finance charge revenue connected therewith.

For the 1995 third quarter and the nine-month period ended
October 28, 1995, income, expenses, and provision for taxes increased, as compared with the same periods of 1994, as a result of higher average borrowing levels and higher interest rates. Borrowing levels averaged $2,334 million in the 1995 third quarter and $2,162 million during the 1995 nine-month period as compared with $2,082 million and $1,885 million, respectively, during the comparable 1994 periods. Borrowings increased throughout 1995 in support of JCPenney's working capital requirements. At the end of the third quarter of 1995, borrowing levels were $2,338 million as compared with $2,235 million at the end of the 1994 third quarter. For the third quarter and nine-month periods in 1995, average interest rates increased 107 basis points and 178 basis points, respectively, as compared with the same periods in 1994.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------
         The following document is filed as an exhibit to this report:

         27   Financial Data Schedule for the nine months ended
              October 28, 1995.

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



Date:   December 8, 1995