Form 10-K405
period 1996-01-27
PENNEY J C FUNDING CORP
filed 1996-04-16
CIK 77193

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the 52 weeks ended January 27, 1996    Commission file number 1-4947-1
                        J. C. Penney Funding Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        51-0101524
      ------------------------                        ------------------------
      (State of incorporation)                        (I.R.S. Employer ID No.)

6501 LEGACY DRIVE, PLANO, TEXAS                              75024-3698
- ----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (214) 431-1000
- ----------------------------------------------------         --------------

Securities registered pursuant to Section 12(b) of the Act:  None
- ----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None
- ----------------------------------------------------------


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant: None
                 ----

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 500,000 shares of Common Stock of $100 par value, as of March 18, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

  Portions of Registrant's 1995 Annual Report ("1995 Annual Report") are incorporated into Parts I, II, and IV. Portions of J. C. Penney Company, Inc.'s 1995 Annual Report to Stockholders ("JCPenney's 1995 Annual Report") are incorporated into Part I.

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I
                                     ------

1.  BUSINESS.
    --------

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

     JCPenney is a major retailer, with department stores in all 50 states, Puerto Rico, Mexico, and Chile. The major portion of JCPenney's business consists of providing merchandise and services to consumers through department stores that include catalog departments. JCPenney markets predominantly family apparel, jewelry, shoes, accessories, and home furnishings. JCPenney's total revenues for the 52 weeks ended January 27, 1996 were $21.4 billion and net income was $838 million. Pursuant to the terms of financing agreements between Funding and JCPenney, payments from JCPenney to Funding are designed to produce earnings sufficient to cover Funding's fixed charges, principally interest on borrowings, at a coverage ratio mutually agreed upon between Funding and JCPenney. (See "Loan Agreement" and "Receivables Agreement", below.) The earnings to fixed charges coverage ratio has historically been, and in fiscal 1995 was, at least 1.5 to 1.

     Operations of Funding. To finance the operations of JCPenney as described
     ---------------------
under "Business" above, Funding sells its short-term notes (commercial paper) to investors through dealer-placed programs. The short-term notes are guaranteed on a subordinated basis by JCPenney. Funding has, from time to time, issued long-term debt in public and private markets in the United States and abroad. Prior to April 3, 1992, Funding issued commercial paper and master notes to investors on a direct issue basis. Funding also has in place arrangements for short-term bank borrowings. Short-term debt in fiscal 1995 averaged $2,145 million compared to $1,990 million in fiscal 1994 and $1,347 million in fiscal 1993. Short-term debt rates averaged 5.9 percent in fiscal 1995, compared to 4.6 percent in fiscal 1994 and 3.2 percent in fiscal 1993. Interest expense increased in fiscal 1995 compared to fiscal 1994 and 1993 largely due to higher borrowing levels and higher short-term interest rates.

     Credit Operations of JCPenney. Virtually all types of merchandise and
     -----------------------------
services sold by JCPenney in the United States, Puerto Rico, Mexico, and Chile may be purchased on JCPenney's revolving credit card. In addition, JCPenney accepts American Express, Diners Club (Mexico only), Discover (United States and

Puerto Rico only), MasterCard, and Visa at JCPenney stores, catalog, and drug stores throughout the 50 states, Puerto Rico, Mexico, and Chile. For additional information regarding the credit card operations of JCPenney, see "Net interest expense and credit operations" (pages 19 and 32), which appears in the section of JCPenney's 1995 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Receivables" (page 26), which appears in the section of JCPenney's 1995 Annual Report entitled "Notes to Consolidated Financial Statements", and "Credit Operations", "Pre-tax cost of JCPenney credit card", "Credit sales", and "Key JCPenney credit card information" (page 37), which appear in the section of JCPenney's 1995 Annual Report entitled "Supplemental Information (Unaudited)", on the pages indicated in the parenthetical references, which are incorporated by reference herein.

     Funding has never incurred any losses from JCPenney's retail credit operation since, pursuant to the Receivables Agreement, JCPenney itself administers the customer receivables when sold to Funding, receives all finance charge revenue on those customer receivables, and bears all related costs.

     Loan Agreement. Funding and JCPenney are parties to a Loan Agreement, dated
     --------------
as of January 28, 1986, as amended ("Loan Agreement"), which provides for unsecured loans to be made from time to time by Funding to JCPenney for the general business purposes of JCPenney, subject to the terms and conditions of the Loan Agreement. The loans may be either senior loans or subordinated loans, at the election of JCPenney, provided that, without the consent of the Board of Directors of Funding, the principal amount of loans outstanding at any time under the Loan Agreement may not exceed specified limits. Currently such limits may not exceed $4 billion in the aggregate for all loans and $500 million in the aggregate for all subordinated loans. The terms of each loan under the Loan Agreement shall be as agreed upon at the time of such loan by Funding and JCPenney, provided that Funding may require upon demand that any loan be paid, and JCPenney may prepay without premium any loan, in whole or in part at any time. Under the terms of the Loan Agreement, JCPenney and Funding agree from time to time upon a mutually-acceptable earnings coverage of Funding's interest and other fixed charges. If at the end of each fiscal quarter during which a loan is outstanding, the earnings coverage of Funding's interest and other fixed charges is less than the agreed upon ratio, JCPenney will pay to Funding an additional amount sufficient to provide for such coverage to be not less than the agreed upon ratio. In the event that JCPenney and Funding have not agreed upon a mutually acceptable ratio for any fiscal quarter, that applicable quarterly payment with respect to such period will include an amount equal to the excess, if any, of one and one-half percent of the daily average of the aggregate principal amount outstanding on all loans during such period, over the aggregate amount of interest accrued on all such loans during such period.

     Receivables Agreement.  Since December 1, 1985, JCPenney has not sold an
     ---------------------
undivided interest in any of its customer receivables to Funding. The Receivables Agreement between Funding and JCPenney, as amended ("Receivables Agreement"), continues to be in full force and effect and while no purchases of JCPenney customer receivables by Funding are presently contemplated, JCPenney may again commence sales of its customer receivables to Funding.

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

     Committed Bank Credit Facilities. Committed bank credit facilities
     --------------------------------
available to Funding as of January 27, 1996, amounted to $3.0 billion. In 1995, Funding amended its two syndicated revolving credit facility agreements. These facilities, which support commercial paper borrowing arrangements, include a $1.5 billion, 364-day revolver and a $1.5 billion, five-year revolver with a group of 41 domestic and international banks. Neither of the borrowing facilities was in use as of January 27, 1996. (See page 8 of Funding's 1995 Annual Report which is incorporated herein by reference.)

     Employment.  Funding has had no employees since April 30, 1992.
     ----------

     General.  Legislation regulating consumer credit has been enacted in all
     -------
states and federally. Funding's operations have not been affected by such legislation since Funding does not deal directly with consumers.

2.   PROPERTIES.
     ----------

     Funding owns no physical properties.

3.   LEGAL PROCEEDINGS.
     -----------------

     Funding has no material legal proceedings pending against it.

                                    PART II
                                    -------


5.   MARKET FOR REGISTRANT'S COMMON EQUITY
     AND RELATED STOCKHOLDER MATTERS.
     -------------------------------------

     JCPenney owns all of Funding's outstanding common stock. Funding's common stock is not traded, and no dividends have been, or are currently intended to be, declared by Funding on its common stock.

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     -------------------------------------------

     The Balance Sheets of Funding as of January 27, 1996, January 28, 1995, and January 29, 1994, and the related statements of income, reinvested earnings, and cash flows for the years then ended, appearing on pages 3 through 5 of Funding's 1995 Annual Report, together with the related notes and the Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 6 of Funding's 1995 Annual Report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 2 thereof, the section of Funding's 1995 Annual Report entitled "Five Year Financial Summary" appearing on page 7 thereof, and the unaudited quarterly financial highlights ("Quarterly Data") appearing on page 8 thereof, are incorporated herein by reference in response to Item 8 of Form 10-K.

9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     ---------------------------------------------

     Funding has had no change in or disagreements with its independent certified public accountants on accounting matters and/or financial disclosure.


                                    PART IV
                                    -------


14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K.
     --------------------------------------------

     (a)(1) All Financial Statements.

          See Item 8 of this Form 10-K for financial statements incorporated by reference to Funding's 1995 Annual Report.

     (a)(2) Financial Statement Schedules.

          All schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the financial statements or in the notes to the financial statements incorporated by reference to Funding's 1995 Annual Report.

     (a)(3) Exhibits.

          See separate Exhibit Index on pages G-1 through G-4.

     (b)  Reports on Form 8-K filed during the fourth quarter of fiscal 1995.

          None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              J. C. PENNEY FUNDING CORPORATION
                              --------------------------------
                                         (Registrant)


                              By  /s/ D. A. McKay
                                 -------------------------
                                 D. A. McKay
                                 Chairman of the Board
Dated:  April 15, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES          TITLE                       DATE
    ----------          -----                       ----
 /s/ D. A. McKay
- ------------------
D. A. McKay         Chairman of the Board      April 15, 1996
                    (principal executive
                    officer); Director

S. F. Walsh*
- ------------------
S. F. Walsh         President                  April 15, 1996
                    (principal financial
                    officer); Director

W. J. Alcorn*
- ------------------
W. J. Alcorn        Controller (principal      April 15, 1996
                    accounting officer)

R. B. Cavanaugh*
- ------------------
R. B. Cavanaugh     Director                   April 15, 1996



*By  /s/ D. A. McKay
    -----------------
    D. A. McKay
    Attorney-in-fact

                                 EXHIBIT INDEX



               Exhibit
               -------

3.  Articles of Incorporation and Bylaws
    ------------------------------------

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


4.  Instruments defining the rights of security holders, including indentures
    -------------------------------------------------------------------------

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

                                 EXHIBIT INDEX

         Exhibit
         -------


         Exhibit 4(b) to Funding's Current Report on Form 8-K, Date of Report - April 3, 1992*).

    (c) Amendment and Restatement Agreement dated as of December 7, 1994, relating to the 364-day Revolving Credit Agreement dated as of December 16, 1993, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bankers Trust Company, Chemical Bank and Credit Suisse, as Co-Agents for the Lenders (incorporated by reference to Exhibit 4(c) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 28, 1995*).

    (d) Amendment No. 1, dated as of December 6, 1995, to Amended and Restated Credit Agreement, relating to the 364-day Revolving Credit Agreement dated as of December 16, 1993.

    (e) Amendment and Restatement Agreement dated as of December 7, 1994, relating to the five-year Revolving Credit Agreement dated as of December 16, 1993, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bankers Trust Company, Chemical Bank and Credit Suisse, as Co-Agents for the Lenders (incorporated by reference to Exhibit 4(d) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 28, 1995*).

    (f) Amendment No. 1, dated as of December 6, 1995, to Amended and Restated Credit Agreement, relating to the five-year Revolving Credit Agreement dated as of December 16, 1993.

    (g) Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and J. P. Morgan Securities Inc. (incorporated by reference to Exhibit 10(a) to Funding's Current Report on Form 8-K, Date of Report - April 3, 1992*).

    (h) Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and The First Boston Corporation (incorporated by reference to Exhibit 10(b) to Funding's Current Report on Form 8-K, Date of Report - April 3, 1992*).

    (i) Commercial Paper Dealer Agreement dated May 3, 1994 between J. C. Penney Funding Corporation and Merrill Lynch Money

                                 EXHIBIT INDEX

          Exhibit
          -------

         Markets Inc. (incorporated by reference to Exhibit 4(g) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 28, 1995*).

    (j) Commercial Paper Dealer Agreement dated January 25, 1995 between J. C. Penney Funding Corporation and Morgan Stanley & Co., Incorporated (incorporated by reference to Exhibit 4(h) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 28, 1995*).

    Instruments evidencing long-term debt, previously issued but now fully prepaid, have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeded 10 percent of the total assets of the Registrant. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.


10.      Material Contracts
         ------------------

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

                                 EXHIBIT INDEX
          Exhibit
          -------

         1 to Funding's Current Report on Form 8-K, Date of Report-December 31, 1986*).


    (e) Line of Credit Agreement dated as of July 1, 1994, between J. C. Penney Funding Corporation and J. C. Penney Chile, Inc. (incorporated by reference to Exhibit 10(e) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 28, 1995*).

    *    SEC file number 1-4947-1

13.      Annual Report to Security Holders
         ---------------------------------

         Excerpt from Funding's 1995 Annual Report.

23.      Consent of Independent Certified Public Accountants
         ---------------------------------------------------

24.      Power of Attorney
         -----------------

27.      Financial Data Schedule
         -----------------------

         Financial Data Schedule for the 52 week period ended January 27, 1996.

99.      Additional Exhibits
         -------------------

         Excerpt from JCPenney's 1995 Annual Report to Stockholders.