Form 10-Q
period 1996-04-27
PENNEY J C FUNDING CORP
filed 1996-06-06
CIK 77193

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                   ___________

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   __________

For the 13 week period                         Commission file Number 1-4947-1
  ended April 27, 1996

                       J. C. PENNEY FUNDING CORPORATION
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   51-0101524
- -----------------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


6501 Legacy Drive, Plano, Texas                        75024-3698
- -----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code    214-431-1000
                                                      -----------------------


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

500,000 shares of Common Stock of $100 par value, as of April 27, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         --------------------

The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited financial statements included in Funding's Annual Report on Form 10-K for the 52 weeks ended January 27, 1996.


Statements of Income and Reinvested Earnings
(Dollars in millions)


                                                      13 weeks ended
                                                 -----------------------
                                                 April 27,     April 29,
                                                   1996          1995
                                                 ---------     ---------
Interest earned from
  JCPenney and affiliates                         $ 32           $ 48



Interest expense                                    21             31
                                                  ----           ----
Income before income taxes                          11             17

Income taxes                                         4              6
                                                  ----           ----
Net income                                           7             11

Reinvested earnings at
  beginning of period                              926            883
                                                  ----           ----
Reinvested earnings at
  end of period                                   $933           $894
                                                  ----           ----
                                                  ----           ----


Balance Sheets
(Dollars in millions)


                                         April 27,     April 29,    Jan. 27,
                                           1996          1995         1996
                                         ---------     ---------    --------
ASSETS

Loans to JCPenney and affiliates          $2,423        $3,211       $2,563
                                          ------        ------       ------
                                          $2,423        $3,211       $2,563
                                          ------        ------       ------
                                          ------        ------       ------

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                           $1,332        $2,154       $1,482

Due to JCPenney                               13            18           10
                                          ------        ------       ------

Total liabilities                          1,345         2,172        1,492

Equity of JCPenney:
  Common stock (including contributed
  capital), par value $100:
  Authorized, 750,000 shares
  Issued, 500,000 shares                     145          145          145

Reinvested earnings                          933          894          926
                                          ------       ------       ------
Total equity of JCPenney                   1,078        1,039        1,071
                                          ------       ------       ------
                                          $2,423       $3,211       $2,563
                                          ------       ------       ------
                                          ------       ------       ------



Consolidated Statements of Cash Flows
(Dollars in millions)


                                                         13 weeks ended
                                                     -----------------------
                                                     April 27,     April 29,
                                                       1996          1995
                                                     ---------     ---------
Operating Activities

Net income                                           $    7       $   11

  Decrease (Increase) in loans to JCPenney              140          (96)

  Increase in amount due to JCPenney                      3            6
                                                     -------      -------
                                                        150          (79)
                                                     -------      -------
Financing Activities

  (Decrease) Increase in short-term debt               (150)          79
                                                     -------      -------


Increase (Decrease) in cash                               0            0

Cash at beginning of year                                 0            0
                                                     -------      -------
Cash at end of first quarter                         $    0       $    0
                                                     -------      -------
                                                     -------      -------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Under the terms of the loan agreement which provides for unsecured loans to be made by Funding to JCPenney and the receivables agreement pursuant to which Funding may purchase an undivided interest in certain JCPenney customer receivables, Funding derives earnings on loans to JCPenney and income from charges to JCPenney. The income of Funding is designed to cover Funding's fixed charges (interest expense) at a coverage ratio mutually agreed upon by Funding and JCPenney. The earnings to fixed charges coverage ratio has historically been at least one and one-half times.

Since 1986, Funding has provided financing to JCPenney in accordance with the loan agreement and no receivable balances have been purchased.

Funding is not and has not been involved in the administration of JCPenney's retail credit operation and does not bear any expenses or receive any finance charge revenue connected therewith.

For the first quarter of 1996, income, expenses, and provision for taxes decreased as compared with the first quarter of 1995, as a result of both lower average borrowing levels and lower average interest rates. Borrowing levels averaged $1,546 million during the 1996 first quarter as compared with $2,053 million during the comparable 1995 period. At the end of the first quarter of 1996, borrowing levels were $1,332 million as compared with $2,154 million at the end of the first quarter of 1995.
For the first quarter of 1996, average interest rates decreased 73 basis points as compared with the same period in 1995.


PART II - OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K
             --------------------------------

       (a)   Exhibits

             The following document is filed as an exhibit to this report:

             27   Financial Data Schedule for the three months ended
                  April 27, 1996.

       (b)   Reports on Form 8-K
             -------------------

             None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      J. C. PENNEY FUNDING CORPORATION




                                      By:  /s/ W. J. Alcorn
                                           ---------------------------
                                               W. J. Alcorn
                                               Controller
                                              (Principal Accounting Officer)


Date:  June 6, 1996
