Form 10-Q
period 1996-07-27
PENNEY J C FUNDING CORP
filed 1996-09-06
CIK 77193

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549
                                  ___________

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   __________

For the 13 week and 26 week periods         Commission file number 1-4947-1
ended July 27, 1996

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

500,000 shares of Common Stock of $100 par value, as of July 27, 1996.

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

Statements of Income and Reinvested Earnings
(Dollars in millions)

                                  13 weeks ended           26 weeks ended
                                -------------------      ------------------
                                July 27,   July 29,      July 27,  July 29,
                                  1996       1995          1996      1995
                                --------   --------      --------  --------

Interest earned from
    JCPenney and affiliates       $ 33       $ 48          $ 65      $ 96

Interest expense                    22         32            43        63
                                  ----       ----          ----      ----

Income before income taxes          11         16            22        33

Income taxes                         4          6             8        12
                                  ----       ----          ----      ----

Net income                           7         10            14        21

Reinvested earnings at
   beginning of period             933        894           926       883
                                  ----       ----          ----      ----

Reinvested earnings at
   end of period                  $940       $904          $940      $904
                                  ====       ====          ====      ====

Balance Sheets
(Dollars in millions)

                                                  July 27,  July 29,  Jan. 27,
                                                    1996      1995      1996
                                                  --------  --------  --------
 ASSETS (Current)

 Loans to JCPenney and affiliates                  $2,959    $3,209    $2,563
                                                   ------    ------    ------

                                                   $2,959    $3,209    $2,563
                                                   ======    ======    ======

 LIABILITIES AND EQUITY OF JCPENNEY

 Short-term debt                                   $1,872    $2,149    $1,482

 Due to JCPenney                                        2        11        10
                                                   ------    ------    ------

 Total liabilities                                  1,874     2,160     1,492


 Equity of JCPenney:
   Common stock (including contributed
   capital), par value $100:
   Authorized, 750,000 shares
   Issued, 500,000 shares                             145       145       145

 Reinvested earnings                                  940       904       926
                                                   ------    ------    ------

 Total equity of JCPenney                           1,085     1,049     1,071
                                                   ------    ------    ------

                                                   $2,959    $3,209    $2,563
                                                   ======    ======    ======


Consolidated Statements of Cash Flows
(Dollars in millions)

                                                         26 Weeks Ended
                                                   ---------------------------
                                                    July 27,         July 29,
                                                      1996             1995
                                                   ----------       ----------
Operating Activities
   Net income                                         $   14          $   21
   (Increase) Decrease in loans to JCPenney             (396)            (95)
   (Decrease) Increase in amount due to JCPenney          (8)             (1)
                                                      ------          ------
                                                        (390)           ( 75)
                                                      ------          ------
Financing Activities
   Increase in short-term debt                           390              75
                                                      ------          ------

Increase (Decrease) in cash                              -0-             -0-
Cash at beginning of year                                -0-             -0-
                                                      ------          ------
Cash at end of second quarter                         $  -0-          $  -0-
                                                      ======          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Under the terms of the loan agreement which provides for unsecured loans to be made by Funding to JCPenney and the receivables agreement pursuant to which Funding may purchase an undivided interest in certain JCPenney customer receivables, Funding derives earnings on loans to JCPenney and income from charges to JCPenney. This income, when combined with other income of Funding, is designed to cover Funding's fixed charges (interest expense) at a coverage ratio mutually agreed upon by Funding and JCPenney. The earnings to fixed charges coverage ratio has historically been at least one and one-half times.

Since 1986, Funding has provided financing to JCPenney in accordance with the loan agreement and no receivable balances have been purchased.

Funding is not and has not been involved in the administration of JCPenney's retail credit operation and does not bear any expenses or receive any finance charge revenue connected therewith.

For the 1996 second quarter and the six-month period, income, expenses, and provision for taxes decreased, as compared with the same periods of 1995, as a result of both lower interest rates and lower average borrowing levels. Borrowing levels averaged $1,634 million in the second quarter and $1,590 million during the first half of 1996 as compared with $2,099 million and $2,076 million during the comparable 1995 periods. At the end of the second quarter of 1996, borrowing levels were $1,872 million as compared with $2,149 million at the end of the 1995 second quarter. For the second quarter and six-month periods in 1996, average interest rates decreased 62 basis points and 63 basis points, respectively, as compared with the same periods in 1995.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------

         The following document is filed as an exhibit to this report:

         27  Financial Data Schedule for the six months ended July 27, 1996.

    (b)  Reports on Form 8-K
         -------------------

         None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  J. C. PENNEY FUNDING CORPORATION



                                  By:     /s/ W. J. Alcorn
                                        --------------------------------
                                          W. J. Alcorn
                                          Controller
                                          (Principal Accounting Officer)


Date:   September 6, 1996