Form 10-Q
period 1996-10-26
PENNEY J C FUNDING CORP
filed 1996-12-10
CIK 77193

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549
                                  ___________

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                                  ___________

For the 13 week and 39 week periods              Commission file number 1-4947-1
ended October 26, 1996

                       J. C. PENNEY FUNDING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                   51-0101524
--------------------------------------------------------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


     6501 Legacy Drive, Plano, Texas                        75024-3698
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code    (972)431-1000
                                                     --------------

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

500,000 shares of Common Stock of $100 par value, as of October 26, 1996.

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

Statements of Income and Reinvested Earnings
(Dollars in millions)

                                       13 weeks ended           39 weeks ended
                                    --------------------    --------------------
                                    Oct. 26,    Oct. 28,    Oct. 26,    Oct. 28,
                                      1996        1995        1996        1995
                                    --------    --------    --------    --------

Interest earned from
     JCPenney and affiliates          $ 36        $ 52        $101         $148

Interest expense                        24          34          67           97
                                      ----        ----        ----         ----

Income before income taxes              12          18          34           51

Income taxes                             4           6          12           18
                                      ----        ----        ----         ----

Net income                               8          12          22           33

Reinvested earnings at
   beginning of period                 940         904         926          883
                                      ----        ----        ----         ----

Reinvested earnings at
   end of period                      $948        $916        $948         $916
                                      ====        ====        ====         ====

Balance Sheets
(Dollars in millions except share data)

                                          Oct. 26,        Oct. 28,      Jan. 27,
                                            1996            1995          1996
                                          --------        --------      --------
ASSETS (Current)

Loans to JCPenney and affiliates          $3,097        $3,403           $2,563
                                          ------        ------           ------

                                          $3,097        $3,403           $2,563
                                          ======        ======           ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                           $2,003        $2,338           $1,482

Due to JCPenney                                1             4               10
                                          ------        ------           ------

Total liabilities                          2,004         2,342            1,492


Equity of JCPenney:
  Common stock (including contributed
   capital), par value $100:
   Authorized, 750,000 shares
   Issued, 500,000 shares                    145           145              145

Reinvested earnings                          948           916              926
                                          ------        ------           ------

Total equity of JCPenney                   1,093         1,061            1,071
                                          ------        ------           ------

                                          $3,097        $3,403           $2,563
                                          ======        ======           ======

Consolidated Statements of Cash Flows
(Dollars in millions)

                                                               39 weeks ended
                                                          ----------------------
                                                          Oct. 26,      Oct. 28,
                                                            1996          1995
                                                          --------      --------
Operating Activities

   Net income                                              $  22          $  33

   (Increase) Decrease in loans to JCPenney                 (534)          (289)
   (Decrease) Increase in amount due to JCPenney              (9)            (8)
                                                           -----          -----

                                                            (521)          (264)
                                                           ------         -----
Financing Activities

   Increase in short-term debt                               521            264
                                                           -----          -----

Increase (Decrease) in cash                                 -0-            -0-

Cash at beginning of year                                   -0-            -0-
                                                           -----          -----

Cash at end of third quarter                               $-0-           $-0-
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

For the 1996 third quarter and the nine-month period, income, expenses, and provision for taxes decreased, as compared with the same periods of 1995, as a result of both lower interest rates and lower borrowing levels. Borrowing levels averaged $1,804 million in the 1996 third quarter and $1,661 million during the 1996 nine-month period as compared with $2,334 million and $2,162 million, respectively, during the comparable 1995 periods. At the end of the third quarter of 1996, borrowing levels were $2,003 million as compared with $2,338 million at the end of the 1995 third quarter. For the third quarter and nine-month periods in 1996, average interest rates decreased 41 basis points and 58 basis points, respectively, as compared with the same periods in 1995.

On December 3, 1996, Funding and JCPenney entered into four syndicated revolving credit facilities totaling $6.0 billion with a group of 46 domestic and international banks. The new facilities are comprised of a $1.5 billion, 364-day revolver, and a $1.5 billion, five year revolver arranged by J.P. Morgan Securities Inc. and a $1.5 billion, 364-day revolver, and a $1.5 billion, five year revolver arranged by Credit Suisse. The J.P. Morgan facilities support JCPenney's short term borrowing program and will replace Funding's existing credit lines. The Credit Suisse facilities provide short term funding for JCPenney's acquisition of Eckerd Corporation.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------

         The following documents are filed as exhibits to this report:

         3(ii)  Bylaws of Funding, as amended to May 19, 1995

         27     Financial Data Schedule for the nine months ended October 26,
                1996.

    (b)  Reports on Form 8-K
         -------------------

         None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                J. C. PENNEY FUNDING CORPORATION



                                By:    /s/ W. J. Alcorn
                                    ---------------------------------
                                       W. J. Alcorn
                                       Controller
                                       (Principal Accounting Officer)




Date: December 9, 1996