Form 10-K405
period 1997-01-25
PENNEY J C FUNDING CORP
filed 1997-03-25
CIK 77193

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the 52 weeks ended January 25, 1997          Commission file number 1-4947-1
                       J. C. Penney Funding Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                         51-0101524
   -----------------------                          -----------------------
   (State of incorporation)                         (I.R.S. Employer ID No.)

6501 LEGACY DRIVE, PLANO, TEXAS                                75024-3698
----------------------------------------                      ------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (972) 431-1000
-----------------------------------------------------         ----------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None
----------------------------------------------------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---.

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

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 500,000 shares of Common Stock of $100 par value, as of March 17, 1997.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

  Portions of Registrant's 1996 Annual Report ("1996 Annual Report") are incorporated into Parts I, II, and IV. Portions of J. C. Penney Company, Inc.'s 1996 Annual Report to Stockholders ("JCPenney's 1996 Annual Report") are incorporated into Part I.

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

    JCPenney, a company founded by James Cash Penney in 1902 and incorporated in 1924, is a major retailer operating over 1,200 JCPenney department stores in all 50 states, Puerto Rico, Mexico, and Chile. The major portion of JCPenney's business consists of providing merchandise and services to consumers through department stores that include catalog departments. JCPenney stores market predominantly family apparel, jewelry, shoes, accessories, and home furnishings. JCPenney also operates a chain of drugstores. With the completion of its acquisition of Eckerd Corporation on February 27, 1997, JCPenney's drugstore operations total approximately 2,700 stores located predominantly throughout the northeast, southeast, and Sunbelt regions of the United States. Additionally, JCPenney owns and operates several insurance companies, which market life, health, accident and credit insurance. JCPenney's total revenues for the 52 weeks ended January 25, 1997 were $23.6 billion and net income was $565 million. Pursuant to the terms of financing agreements between Funding and JCPenney, payments from JCPenney to Funding are designed to produce earnings sufficient to cover Funding's fixed charges, principally interest on borrowings, at a coverage ratio mutually agreed upon between Funding and JCPenney. (See "Loan Agreement" and "Receivables Agreement", below.) The earnings to fixed charges coverage ratio has historically been, and in fiscal 1996 was, at least
1.5 to 1.

    Operations of Funding. To finance the operations of JCPenney as described
    ---------------------
under "Business" above, Funding sells its short-term notes (commercial paper) to investors through dealer-placed programs. The short-term notes are guaranteed on a subordinated basis by JCPenney. Funding has, from time to time, issued long-term debt in public and private markets in the United States and abroad. Prior to April 3, 1992, Funding issued commercial paper and master notes to investors on a direct issue basis. Funding also has in place arrangements for short-term bank borrowings. Short-term debt in fiscal 1996 averaged $2,041 million compared to $2,145 million in fiscal 1995 and $1,990 million in fiscal 1994. Short-term debt rates averaged 5.5 percent in fiscal 1996, compared to 5.9 percent in fiscal 1995 and 4.6 percent in fiscal 1994.

Interest expense decreased in fiscal 1996 compared to fiscal 1995 due to lower borrowing levels and lower short-term interest rates. Interest expense increased in fiscal 1995 as compared to fiscal 1994 due to higher borrowing levels and higher short-term interest rates.

    Credit Operations of JCPenney. Virtually all types of merchandise and
    -----------------------------
services sold by JCPenney in the United States, Puerto Rico, Mexico, and Chile may be purchased on JCPenney's revolving credit card. In addition, JCPenney accepts American Express, Diners Club (Mexico only), Discover (United States and Puerto Rico only), MasterCard, and Visa at JCPenney stores, catalog, and drugstores throughout the 50 states, Puerto Rico, Mexico, and Chile. For additional information regarding the credit card operations of JCPenney, see "Net Interest and Credit Operations" (page 16), which appears in the section of JCPenney's 1996 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Receivables" (page 24), which appears in the section of JCPenney's 1996 Annual Report entitled "Notes to Consolidated Financial Statements", and "Credit Operations", "Pre-tax cost of JCPenney credit card", "Credit sales", and "Key JCPenney credit card information" (page 36), which appear in the section of JCPenney's 1996 Annual Report entitled "Supplemental Information (Unaudited)", on the pages indicated in the parenthetical references, which are incorporated by reference herein.

    Funding has never incurred any losses from JCPenney's retail credit operation since, pursuant to the Receivables Agreement, JCPenney itself administers the customer receivables when sold to Funding, receives all finance charge revenue on those customer receivables, and bears all related costs.

    Loan Agreement. Funding and JCPenney are parties to a Loan Agreement, dated
    --------------
as of January 28, 1986, as amended ("Loan Agreement"), which provides for unsecured loans to be made from time to time by Funding to JCPenney for the general business purposes of JCPenney, subject to the terms and conditions of the Loan Agreement. The loans may be either senior loans or subordinated loans, at the election of JCPenney, provided that, without the consent of the Board of Directors of Funding, the principal amount of loans outstanding at any time under the Loan Agreement may not exceed specified limits. Currently such limits may not exceed $8 billion in the aggregate for all loans and $1 billion in the aggregate for all subordinated loans. The terms of each loan under the Loan Agreement shall be as agreed upon at the time of such loan by Funding and JCPenney, provided that Funding may require upon demand that any loan be paid, and JCPenney may prepay without premium any loan, in whole or in part at any time. Under the terms of the Loan Agreement, JCPenney and Funding agree from time to time upon a mutually-acceptable earnings coverage of Funding's interest and other fixed charges. If at the end of each fiscal quarter during which a loan is outstanding, the earnings coverage of Funding's interest and other fixed charges is less than the agreed upon ratio, JCPenney will pay to Funding an additional amount sufficient to provide for such coverage to be not less than the agreed upon ratio. In the event that JCPenney and Funding have not agreed upon a mutually acceptable ratio for any fiscal quarter, that applicable quarterly payment with respect to such period will include an amount equal to the excess, if any, of one and one-half percent of the daily average of the aggregate principal amount outstanding on all loans during such period, over the aggregate amount of interest accrued on all such loans during such period.

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

    Committed Bank Credit Facilities. Committed bank credit facilities available
    --------------------------------
to Funding and JCPenney as of January 25, 1997 amounted to $6.0 billion. In 1996, Funding and JCPenney amended the two existing syndicated revolving credit facilities and entered into two new syndicated revolving credit facilities with a group of domestic and international banks. The "Existing" facilities, which support commercial paper borrowing arrangements, include a $1.5 billion, 364-day revolver and a $1.5 billion, five-year revolver. The 364-day revolver includes a $750 million seasonal credit line for the August to January period, thus allowing JCPenney to match its seasonal borrowing requirements. The "Acquisition" facilities provided short term funding for JCPenney's acquisition of Eckerd Corporation and are also comprised of a $1.5 billion, 364-day revolver, and a $1.5 billion, five-year revolver. As of January 25, 1997, $1.5 billion was borrowed under the five-year "Acquisition" facility and $400 million was borrowed under the 364-day "Acquisition" facility. The outstanding borrowings under the "Acquisition" facilities were paid off on February 18, 1997. (See page 6 of Funding's 1996 Annual Report which is incorporated herein by reference.)

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

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
    -------------------------------------------

    The Balance Sheets of Funding as of January 25, 1997, January 27, 1996, and January 28, 1995, and the related statements of income, reinvested earnings, and cash flows for the years then ended, appearing on pages 3 through 5 of Funding's 1996 Annual Report, together with the related notes and the Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 6 of Funding's 1996 Annual Report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 2 thereof, the section of Funding's 1996 Annual Report entitled "Five Year Financial Summary" appearing on page 7 thereof, and the unaudited quarterly financial highlights ("Quarterly Data") appearing on page 8 thereof, are incorporated herein by reference in response to Item 8 of Form 10-K.

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

                                    PART IV
                                    -------


14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
    REPORTS ON FORM 8-K.
    --------------------------------------------


    (a)(1)  All Financial Statements.

         See Item 8 of this Form 10-K for financial statements incorporated by reference to Funding's 1996 Annual Report.

    (a)(2)  Financial Statement Schedules.

         All schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the financial statements or in the notes to the financial statements incorporated by reference to Funding's 1996 Annual Report.

    (a)(3)  Exhibits.

         See separate Exhibit Index on pages G-1 through G-5.

    (b)  Reports on Form 8-K filed during the fourth quarter of fiscal 1996.

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

                                        J. C. PENNEY FUNDING CORPORATION
                                        --------------------------------
                                                 (Registrant)


                                        By /s/ R. B. Cavanaugh
                                          -------------------------------
                                          R. B. Cavanaugh
                                          Chairman of the Board

Dated: March 25, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  SIGNATURES                TITLE                       DATE
  ----------                -----                       ----

/s/ R. B. Cavanaugh
---------------------
R. B. Cavanaugh        Chairman of the Board      March 25, 1997
                       (principal executive
                       officer); Director

S. F. Walsh*
---------------------
S. F. Walsh            President                  March 25, 1997
                       (principal financial
                       officer); Director

W. J. Alcorn*
---------------------
W. J. Alcorn           Controller (principal      March 25, 1997
                       accounting officer)

D. A. McKay*
---------------------
D. A. McKay            Director                   March 25, 1997



*By /s/ R. B. Cavanaugh
   ---------------------
    R. B. Cavanaugh
    Attorney-in-fact

                                 EXHIBIT INDEX



             Exhibit
             -------

3.  (i)  Articles of Incorporation
         -------------------------

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

    (ii)  Bylaws
          ------

    (a) Bylaws of Funding, as amended to May 19, 1995 (incorporated by reference to Exhibit 3(ii) to Funding's Quarterly Report on Form 10-Q for the 13 and 39 weeks ended October 26, 1996*).

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

    (b) Issuing and Paying Agency Agreement dated as of February 3, 1997, between J.C. Penney Funding Corporation and The Chase Manhattan Bank.

    (c) Guaranty dated as of February 17, 1997, executed by J. C. Penney Company, Inc.

                                 EXHIBIT INDEX

             Exhibit
             -------


    (d) Amended and Restated 364-Day Revolving Credit Agreement dated as of December 3, 1996, among J. C. Penney Company, Inc.,J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse, and NationsBank of Texas, N.A., as Co-Agents for the Lenders.

    (e) Amended and Restated Five-Year Revolving Credit Agreement dated as of December 3, 1996, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse, and NationsBank of Texas, N.A., as Co-Agents for the Lenders.

    (f)   364-Day Revolving Credit Agreement dated as of December 3, 1996, among
          J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and NationsBank of Texas, N.A., as Co-Agents for the Lenders, and Credit Suisse, as Administrative Agent for the Lenders.

    (g) Five-Year Revolving Credit Agreement dated as of December 3, 1996, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and NationsBank of Texas, N.A., as Co-Agents for the Lenders, and Credit Suisse, as Administrative Agent for the Lenders.

    (h) Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10(a) to Funding's Current Report on Form 8-K, Date of Report -April 3, 1992*).

    (i) Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and The First Boston Corporation (incorporated by reference to Exhibit 10(b) to Funding's Current Report on Form 8-K, Date of Report - April 3, 1992*).

                                 EXHIBIT INDEX

             Exhibit
             -------

    (j) Commercial Paper Dealer Agreement dated May 3, 1994 between J. C. Penney Funding Corporation and Merrill Lynch Money Markets Inc. (incorporated by reference to Exhibit 4(g) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 28, 1995*).

    (k) Commercial Paper Dealer Agreement dated January 25, 1995 between J. C. Penney Funding Corporation and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4(h) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 28, 1995*).

    (l) Commercial Paper Dealer Agreement dated February 7, 1997 between J. C. Penney Funding Corporation and Credit Suisse First Boston Corporation.**

    (m) Guaranty dated as of December 3, 1996, executed by J.C. Penney Company, Inc. with respect to the Amended and Restated 364-Day and Five-Year Revolving Credit Agreements, each dated as of December 3, 1996.

    (n) Guaranty dated as of December 3, 1996, executed by J.C. Penney Company, Inc. with respect to the 364-Day and Five-Year Revolving Credit Agreements, each dated as of December 3, 1996.

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

    (c) Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to

                                 EXHIBIT INDEX

             Exhibit
             -------

          Funding's Current Report on Form 8-K, Date of Report -January 28, 1986*).

    (d)   Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between
          J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding's Current Report on Form 8-K, Date of Report -December 31, 1986*).

    (e)   Amendment No. 2 to Loan Agreement dated as of January 28, 1986 between
          J. C. Penney Company, Inc. and J. C. Penney Funding Corporation.

    (f) Line of Credit Agreement dated as of July 1, 1994, between J. C. Penney Funding Corporation and J. C. Penney Chile, Inc. (incorporated by reference to Exhibit 10(e) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 28, 1995*).

    *     SEC file number 1-4947-1

    ** Funding has entered into identical Commercial Paper Dealer Agreements dated February 7, 1997 with each of Merrill Lynch Money Markets Inc., J.P. Morgan Securities Inc., and Morgan Stanley & Co. Incorporated, which agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. Funding agrees to furnish a copy of any of such agreements to the Securities and Exchange Commission upon request.

13.       Annual Report to Security Holders
          ---------------------------------

          Excerpt from Funding's 1996 Annual Report.

23.       Consent of Independent Certified Public Accountants
          ---------------------------------------------------

24.       Power of Attorney
          -----------------

27.       Financial Data Schedule
          -----------------------

          Financial Data Schedule for the 52 week period ended January 25, 1997.

                                 EXHIBIT INDEX

             Exhibit
             -------


99.      Additional Exhibits
         -------------------

         Excerpt from JCPenney's 1996 Annual Report to Stockholders.