Form 10-Q
period 1997-04-26
PENNEY J C FUNDING CORP
filed 1997-06-10
CIK 77193

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                  -----------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                                  ----------

For the 13 week period                        Commission File Number 1-4947-1
  ended April 26, 1997

                       J. C. PENNEY FUNDING CORPORATION
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                   51-0101524
-----------------------------------------------------------------------------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)        Identification No.)


       6501 Legacy Drive, Plano, Texas                        75024-3698
-----------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code    972-431-1000
                                                          ---------------

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

500,000 shares of Common Stock of $100 par value, as of April 26, 1997.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         --------------------


The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited financial statements included in Funding's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997.


Statements of Income and Reinvested Earnings
(Dollars in millions)


                                                   13 weeks ended
                                              ------------------------
                                              April 26,     April 27,
                                                1997          1996
                                              ---------     ---------

Interest earned from
  JCPenney and affiliates                     $      82     $      32

Interest expense                                     54            21
                                              ---------     ---------

Income before income taxes                           28            11

Income taxes                                         10             4
                                              ---------     ---------

Net income                                           18             7

Reinvested earnings at
   beginning of period                              964           926
                                              ---------     ---------

Reinvested earnings at
   end of period                              $     982     $     933
                                              =========     =========

Balance Sheets
(Dollars in millions)



                                         April 26,  April 27,  Jan. 25,
                                           1997       1996       1997
                                         ---------  ---------  --------
ASSETS
Loans to JCPenney and affiliates         $   3,717  $   2,423  $  5,062
                                         ---------  ---------  --------
                                         $   3,717  $   2,423  $  5,062
                                         =========  =========  ========
LIABILITIES AND EQUITY OF JCPENNEY
Short-term debt                          $   2,580  $   1,332  $  3,952
Due to JCPenney                                 10         13         1
                                         ---------  ---------  --------
Total liabilities                            2,590      1,345     3,953
Equity of JCPenney:
 Common stock (including
  contributed capital), par value
  $100:
 Authorized, 750,000 shares
 Issued, 500,000 shares                        145        145       145


Reinvested earnings                            982        933       964
                                         ---------  ---------  --------
Total equity of JCPenney                     1,127      1,078     1,109
                                         ---------  ---------  --------
                                         $   3,717  $   2,423  $  5,062
                                         =========  =========  ========



Consolidated Statements of Cash Flows
(Dollars in millions)

                                                 13 weeks ended
                                         -------------------------------
                                         April 26,             April 27,
                                            1997                  1996
                                         ---------             ---------
Operating Activities
Net income                               $      18             $       7
   Decrease in loans to JCPenney             1,345                   140
   Increase in amount due to JCPenney            9                     3
                                         ---------             ---------

                                             1,372                   150
                                         ---------             ---------
Financing Activities
   Decrease in short-term debt               1,372                   150
                                         ---------             ---------
Increase in cash                                 0                     0
Cash at beginning of year                        0                     0
                                         ---------             ---------
Cash at end of first quarter             $       0             $       0
                                         =========             =========

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

For the first quarter of 1997, income, expenses, and provision for taxes increased as compared with the first quarter of 1996, as a result of both higher average borrowing levels and higher average interest rates. Borrowing levels averaged $3,938 million during the 1997 first quarter as compared with $1,546 million during the comparable 1996 period. At the end of the first quarter of 1997, borrowing levels were $2,580 million as compared with $1,332 million at the end of the first quarter of 1996. For the first quarter of 1997, average interest rates increased 6 basis points as compared with the same period in 1996.

PART II - OTHER INFORMATION



     Item 6. Exhibits and Reports on Form 8-K
             --------------------------------

       (a)   Exhibits

             The following document is filed as an exhibit to this report:

             27  Financial Data Schedule for the three months ended April 26,
                 1997.

       (b)   Reports on Form 8-K
             -------------------

             None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              J. C. PENNEY FUNDING CORPORATION



                              By: /s/ W. J. Alcorn
                                  -------------------------------
                                  W. J. Alcorn
                                  Controller
                                 (Principal Accounting Officer)


Date:  June 9, 1997