Form 10-Q
period 1997-07-26
PENNEY J C FUNDING CORP
filed 1997-09-09
CIK 77193

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                  ___________

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                                  __________

For the 13 week and 26 week periods      Commission File Number 1-4947-1
ended July 26, 1997

                       J. C. PENNEY FUNDING CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                   51-0101524
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


6501 Legacy Drive, Plano, Texas                           75024-3698
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code    972-431-1000
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

500,000 shares of Common Stock of $100 par value, as of July 26, 1997.

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


Statements of Income and Reinvested Earnings
(Dollars in millions)

                                    13 weeks ended         26 weeks ended
                                  ------------------     ------------------
                                  July 26,  July 27,     July 26,  July 27,
                                    1997      1996         1997      1996
                                  --------  --------     --------  --------
Interest earned from
     JCPenney and affiliates        $  29     $  33        $ 111     $  65

Interest expense                       19        22           73        43
                                    -----     -----        -----     -----

Income before income taxes             10        11           38        22

Income taxes                            3         4           13         8
                                    -----     -----        -----     -----

Net income                              7         7           25        14

Reinvested earnings at
   beginning of period                982       933          964       926
                                    -----     -----        -----     -----

Reinvested earnings at
   end of period                    $ 989     $ 940        $ 989     $ 940
                                    =====     =====        =====     =====

Balance Sheets
(Dollars in millions)


                                    July 26,  July 27,  Jan. 25,
                                      1997      1996      1997
                                    --------  --------  --------

ASSETS (Current)

Loans to JCPenney and affiliates     $2,388    $2,959    $5,062
                                     ------    ------    ------

                                     $2,388    $2,959    $5,062
                                     ======    ======    ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                      $1,241    $1,872    $3,952

Due to JCPenney                          13         2         1
                                     ------    ------    ------

Total liabilities                     1,254     1,874     3,953

Equity of JCPenney:
     Common stock (including
     contributed capital), par value
     $100:
     Authorized, 750,000 shares
     Issued, 500,000 shares             145       145       145

Reinvested earnings                     989       940       964
                                     ------    ------    ------

Total equity of JCPenney              1,134     1,085     1,109
                                     ------    ------    ------

                                     $2,388    $2,959    $5,062
                                     ======    ======    ======


Consolidated Statements of Cash Flows
(Dollars in millions)



                                           26 weeks ended
                                        --------------------

                                        July 26,    July 27,
                                          1997        1996
                                        --------    --------

Operating Activities

    Net income                           $    25       $  14

   (Increase) Decrease in loans to
   JCPenney                                2,674        (396)

   (Decrease)Increase in amount due
    to JCPenney                               12          (8)
                                         -------       -----

                                           2,711        (390)
                                         -------       -----

Financing Activities

  Increase (Decrease) in  short-term
   debt                                   (2,711)        390
                                         -------       -----

Increase (Decrease) in cash                  -0-         -0-

Cash at beginning of year                    -0-         -0-
                                         -------       -----

Cash at end of second quarter            $   -0-       $ -0-
                                         =======       =====


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

For the second quarter of 1997, despite higher average borrowing rates, income was flat and expenses and provision for taxes decreased as compared to the second quarter of 1996, as a result of lower average borrowing levels.
Borrowing levels averaged $1,388 million in the second quarter of 1997 as compared with $1,634 million during the second quarter of 1996. Average interest rates for the second quarter of 1997 increased 13 basis points as compared with the second quarter of 1996. For the six month period ended July 26, 1997, income, expenses, and provision for taxes increased as compared to the 1996 comparable period. These increases were a result of higher borrowing levels and higher average interest rates. Borrowing levels averaged $2,663 million for the first half of 1997 as compared with $1,590 million in the comparable 1996 period. For the six month period in 1997, average rates increased eight basis points as compared with the same period in 1996. At the end of the second quarter of 1997, borrowing levels were $1,241 million as compared with $1,872 million at the end of the 1996 second quarter.

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

          (a)  Exhibits

               The following document is filed as an exhibit to this report:

               27   Financial Data Schedule for the six months ended July 26,
                    1997.

          (b)  Reports on Form 8-K
               -------------------

                    None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                J. C. PENNEY FUNDING CORPORATION



                                By: /s/ W. J. Alcorn
                                   ---------------------------------------------
                                     W. J. Alcorn
                                     Controller
                                     (Principal Accounting Officer)


Date: September 5, 1997