Form 10-Q
period 1997-10-25
PENNEY J C FUNDING CORP
filed 1997-12-08
CIK 77193

                        SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                       20549

                                    ___________

                                     FORM 10-Q

                 Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                                    __________

   For the 13 week and 39 week periods           Commission File Number 1-4947-1
   ended October 25, 1997

                          J. C. PENNEY FUNDING CORPORATION
   _____________________________________________________________________________

              (Exact name of registrant as specified in its charter)


              Delaware                                           51-0101524
   _____________________________________________________________________________

       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)


   6501 Legacy Drive, Plano, Texas                               75024-3698
   _____________________________________________________________________________

   (Address of principal executive offices)                      (Zip Code)


   Registrant's telephone number, including area code    972-431-1000
                                                         __________________


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

   Yes    x            No
        ______             ______

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   500,000 shares of Common Stock of $100 par value, as of October 25, 1997.

   THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

    PART I - FINANCIAL INFORMATION


   Item 1 - Financial Statements
            ____________________

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


   Statements of Income and Reinvested Earnings
   (Dollars in millions)



                                    13 weeks ended              39 weeks ended
                                    ______________              ______________

                                  Oct. 25,   Oct. 26,        Oct. 25,   Oct. 26,
                                   1997       1996            1997       1996
                                  ________   ________        ________   ________
   Interest earned from
       JCPenney and affiliates        $ 35       $ 36            $146       $101

   Interest expense                     23         24              96         67
                                     _____       ____           _____       ____

   Income before income taxes           12         12              50         34
   Income taxes                          4          4              18         12
                                      ____       ____           _____      _____

   Net income                            8          8              32         22

   Reinvested earnings at
        beginning of period            989        940             964        926
                                    ______       ____          ______       ____
   Reinvested earnings at
        end of period               $  997       $948          $  996       $948
                                    ______       ____          ______       ____

   Balance Sheets
   (Dollars in millions)



                                               Oct. 25,     Oct. 26,    Jan. 27,
                                                 1997         1996        1997
                                               ________     ________    ________
   ASSETS (Current)
   Loans to JCPenney and affiliates              $3,378       $3,097      $5,062
                                                 ______       ______      ______

                                                 $3,378       $3,097      $5,062
                                                 ______       ______      ______

   LIABILITIES AND EQUITY OF JCPENNEY

   Short-term debt                               $2,218       $2,003      $3,952

   Due to JCPenney                                   19            1           1
                                                 ______       ______      ______


   Total liabilities                              2,237        2,004       3,953

   Equity of JCPenney:
        Common stock (including
          contributed capital), par value
           $100:
        Authorized, 750,000 shares
        Issued, 500,000 shares                      145          145         145

   Reinvested earnings                              996          948         964
                                                 ______       ______      ______

   Total equity of JCPenney                       1,141        1,093       1,109
                                                 ______       ______      ______

                                                 $3,378       $3,097      $5,062
                                                 ______       ______      ______

   Consolidated Statements of Cash Flows
   (Dollars in millions)



                                                              39 weeks ended
                                                         _______________________

                                                          Oct. 25,     Oct. 26,
                                                            1997         1996
                                                          ________     ________
   Operating Activities
        Net Income                                          $   32        $  22
        Decrease (Increase) in loans to
        JCPenney                                             1,684         (534)
        Increase (Decrease) in amount due
        to JCPenney                                             18           (9)
                                                            ______        ______

                                                             1,734         (521)
                                                            ______        ______

   Financing Activities
        (Decrease) Increase in short-term
          debt                                              (1,734)         521
                                                           _______       ______
   Increase (Decrease) in cash                                 -0-          -0-

   Cash at beginning of year                                   -0-          -0-
                                                            ______        _____

   Cash at end of second quarter                            $  -0-        $ -0-
                                                            ______        _____

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Under the terms of the loan agreement which provides for unsecured loans to be made by Funding to JCPenney and the receivables agreement pursuant to which Funding may purchase an undivided interest in certain JCPenney customer receivables, Funding derives earnings on loans to JCPenney and income from charges to JCPenney. This income is designed to cover Funding's fixed charges (interest expense) at a coverage ratio mutually agreed upon by Funding and JCPenney. The earnings to fixed charges coverage ratio has historically been at least one and one-half times.

   Since 1986, Funding has provided financing to JCPenney in accordance with the loan agreement and no receivable balances have been purchased.

   Funding is not and has not been involved in the administration of JCPenney's retail credit operation and does not bear any expenses or receive any finance charge revenue connected therewith.

   For the third quarter of 1997, despite higher average borrowing rates, income, expenses, and provision for taxes were approximately equal to the third quarter of 1996 as a result of lower borrowing levels. Borrowing levels averaged $1,664 million in the third quarter of 1997 as compared with $1,804 million during the third quarter of 1996. Average interest rates for the third quarter of 1997 increased 19 basis points as compared with the third quarter of 1996. For the nine month period ended October 25, 1997, income, expenses, and provision for taxes increased as compared to the 1996 comparable period. The increases were the result of higher borrowing levels and higher average interest rates. Borrowing levels averaged $2,330 million for the first nine months of 1997 as compared with $1,661 million in the comparable 1996 period. For the nine month period in 1997, average rates increased 10 basis points as compared with the same period in 1996. At the end of the third quarter of 1997, borrowing levels were $2,218 million as compared with $2,003 million at the end of the 1996 third quarter.

   PART II - OTHER INFORMATION

        Item 6.     Exhibits and Reports on Form 8-K
                    ________________________________

             (a)    Exhibits

                    The following document is filed as an exhibit to this report:

                    27 Financial Data Schedule for the nine months ended Oct. 25, 1997.

             (b)    Reports on Form 8-K
                    ___________________

                    None

                                      SIGNATURES
                                      __________


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                      J. C. PENNEY FUNDING CORPORATION




                                      By:  /S/ W. J. Alcorn
                                          ________________________________
                                           W. J. Alcorn
                                           Vice President and Controller
                                           (Principal Accounting Officer)




   Date: December 5, 1997