Form 10-K
period 1998-01-31
PENNEY J C FUNDING CORP
filed 1998-05-01
CIK 77193

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the 53 weeks ended January 31, 1998          Commission file number 1-4947-1
                       J. C. Penney Funding Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                       51-0101524
     ------------------------                            --------------
     (State of incorporation)                       (I.R.S. Employer ID No.)

6501 LEGACY DRIVE, PLANO, TEXAS                               75024-3698
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (972) 431-1000
-----------------------------------------------------         --------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None
                                                  ----

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 500,000 shares of Common Stock of $100 par value, as of March 31, 1998.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

      Portions of Registrant's 1997 Annual Report ("1997 Annual Report") are incorporated into Parts I, II, and IV. Portions of J. C. Penney Company, Inc.'s 1997 Annual Report to Stockholders ("JCPenney's 1997 Annual Report") are incorporated into Part I.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

     JCPenney, a company founded by James Cash Penney in 1902 and incorporated in 1924, is a major retailer operating over 1,200 JCPenney department stores in all 50 states, Puerto Rico, Mexico, and Chile. The major portion of JCPenney's business consists of providing merchandise and services to consumers through department stores that include catalog departments. JCPenney stores market predominantly family apparel, jewelry, shoes, accessories, and home furnishings. In addition, JCPenney, through its wholly-owned subsidiary, Eckerd Corporation, operates a chain of approximately 2,780 drugstores located predominantly throughout the northeast, southeast, and Sunbelt regions of the United States. JCPenney also has several direct marketing insurance subsidiaries, which market life, health, accident and credit insurance, as well as a growing portfolio of non-insurance products. JCPenney's total revenues for the 53 weeks ended January 31, 1998 were $30.5 billion and net income was $566 million. Pursuant to the terms of financing agreements between Funding and JCPenney, payments from JCPenney to Funding are designed to produce earnings sufficient to cover Funding's fixed charges, principally interest on borrowings, at a coverage ratio mutually agreed upon between Funding and JCPenney. (See "Loan Agreement" and "Receivables Agreement", below.) The earnings to fixed charges coverage ratio has historically been, and in fiscal 1997 was, at least
1.5 to 1.

     Operations of Funding. To finance the operations of JCPenney as described under "Business" above, Funding sells its short-term notes (commercial paper) to investors through dealer-placed programs. The short-term notes are guaranteed on a subordinated basis by JCPenney. Funding has, from time to time, issued long-term debt in public and private markets in the United States and abroad. Prior to April 3, 1992, Funding issued commercial paper and master notes to investors on a direct issue basis. Funding also has in place arrangements for short-term bank borrowings. Short-term debt in fiscal 1997 averaged $2,247 million compared to $2,041 million in fiscal 1996 and $2,145 million in fiscal 1995. Short-term debt rates averaged 5.6 percent in fiscal 1997, compared to
5.5 percent in fiscal 1996 and 5.9 percent in fiscal 1995. Interest expense increased in fiscal 1997 compared to fiscal 1996 due to higher borrowing levels and higher short-term interest rates. Interest expense decreased in fiscal 1996 as compared to fiscal 1995 due to lower borrowing levels and lower short-term interest rates.

     Credit Operations of JCPenney. Virtually all types of merchandise and services sold by JCPenney in the United States, Puerto Rico, Mexico, and Chile may be purchased on JCPenney's revolving credit card. In addition, JCPenney accepts American Express, Diners Club (Mexico only), Discover (United States and Puerto Rico only), MasterCard, and Visa at JCPenney stores, catalog, and drugstores throughout the 50 states, Puerto Rico, Mexico, and Chile. For additional information regarding the credit card operations of JCPenney, see "Net Interest Expense and Credit Operations" (page 16), which appears in the section of JCPenney's 1997 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Pre-tax cost of JCPenney credit card", "Credit sales", and "Key JCPenney credit card information" (page 33), which appear in the section of JCPenney's 1997 Annual Report entitled "Supplemental Data (Unaudited)", on the pages indicated in the parenthetical references, which are incorporated by reference herein.

     Funding has never incurred any losses from JCPenney's retail credit operation since, pursuant to the Receivables Agreement, JCPenney itself administers the customer receivables when sold to Funding, receives all finance charge revenue on those customer receivables, and bears all related costs.

     Loan Agreement. Funding and JCPenney are parties to a Loan Agreement, dated as of January 28, 1986, as amended ("Loan Agreement"), which provides for unsecured loans to be made from time to time by Funding to JCPenney for the general business purposes of JCPenney, subject to the terms and conditions of the Loan Agreement. The loans may be either senior loans or subordinated loans, at the election of JCPenney, provided that, without the consent of the Board of Directors of Funding, the principal amount of loans outstanding at any time under the Loan Agreement may not exceed specified limits. Currently such limits may not exceed $8 billion in the aggregate for all loans and $1 billion in the aggregate for all subordinated loans. The terms of each loan under the Loan Agreement shall be as agreed upon at the time of such loan by Funding and JCPenney, provided that Funding may require upon demand that any loan be paid, and JCPenney may prepay without premium any loan, in whole or in part at any time. Under the terms of the Loan Agreement, JCPenney and Funding agree from time to time upon a mutually-acceptable earnings coverage of Funding's interest and other fixed charges. If at the end of each fiscal quarter during which a loan is outstanding, the earnings coverage of Funding's interest and other fixed charges is less than the agreed upon ratio, JCPenney will pay to Funding an additional amount sufficient to provide for such coverage to be not less than the agreed upon ratio. In the event that JCPenney and Funding have not agreed upon a mutually acceptable ratio for any fiscal quarter, the applicable quarterly payment with respect to such period will include an amount equal to the excess, if any, of one and one-half percent of the daily average of the aggregate principal amount outstanding on all loans during such period, over the aggregate amount of interest accrued on all such loans during such period.

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

     Committed Bank Credit Facilities. Committed bank credit facilities available to Funding and JCPenney as of January 31, 1998 amounted to $3.0 billion. In 1997, Funding and JCPenney amended and restated the two existing syndicated revolving credit facilities with a group of domestic and international banks. These facilities, which support commercial paper borrowing arrangements, include a $1.5 billion, 364-day revolver and a $1.5 billion, five-year revolver. The 364-day revolver includes a $750 million seasonal credit line for the August to January period, thus allowing JCPenney to match its seasonal borrowing requirements. (See page 2 of Funding's 1997 Annual Report which is incorporated herein by reference.)

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

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Balance Sheets of Funding as of January 31, 1998 and January 25, 1997, and the related statements of income, reinvested earnings, and cash flows for each of the years in the three-year period ended January 31, 1998, appearing on pages 3 through 5 of Funding's 1997 Annual Report, together with the related notes and the Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 6 of Funding's 1997 Annual Report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 2 thereof, the section of Funding's 1997 Annual Report entitled "Five Year Financial Summary" appearing on page 7 thereof, and the unaudited quarterly financial highlights ("Quarterly Data") appearing on page 8 thereof, are incorporated herein by reference in response to
Item 8 of Form 10-K.

9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Funding has had no change in or disagreements with its independent certified public accountants on accounting or auditing matters or on financial statement disclosure.

                                    PART IV
                                    -------


14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K.


     (a)(1)    All Financial Statements.

          See Item 8 of this Form 10-K for financial statements incorporated by reference to Funding's 1997 Annual Report.

     (a)(2)    Financial Statement Schedules.

          All schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the financial statements or in the notes to the financial statements incorporated by reference to Funding's 1997 Annual Report.

     (a)(3)    Exhibits.

          See separate Exhibit Index on pages G-1 through G-5.

     (b)  Reports on Form 8-K filed during the fourth quarter of fiscal 1997.

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

                               J. C. PENNEY FUNDING CORPORATION
                               --------------------------------
                                          (Registrant)


                               By /s/ R. B. Cavanaugh
                                 ------------------------------
                                  R. B. Cavanaugh
                                  Chairman of the Board
Dated: April 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURES               TITLE                         DATE
     ----------               -----                         ----

/s/ R. B. Cavanaugh
---------------------
R. B. Cavanaugh         Chairman of the Board           April 30, 1998
                        (principal executive
                        officer); Director

S. F. Walsh*
---------------------
S. F. Walsh             President                       April 30, 1998
                        (principal financial
                        officer); Director

W. J. Alcorn*
---------------------
W. J. Alcorn            Controller (principal           April 30, 1998
                        accounting officer)

D. A. McKay*
---------------------
D. A. McKay             Director                        April 30, 1998



*By /s/ R. B. Cavanaugh
   --------------------
    R. B. Cavanaugh
    Attorney-in-fact

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

   (b) Issuing and Paying Agency Agreement dated as of February 3, 1997, between J. C. Penney Funding Corporation and The Chase Manhattan Bank (incorporated by reference to Exhibit 4(b) to

                                 EXHIBIT INDEX


             Exhibit
             -------

        Funding's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

   (c) Guaranty dated as of February 17, 1997, executed by J. C. Penney Company, Inc.(incorporated by reference to Exhibit 4(c) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

   (d) Amended and Restated 364-Day Revolving Credit Agreement dated as of December 3, 1996, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse, and NationsBank of Texas, N.A., as Co-Agents for the Lenders (incorporated by reference to Exhibit 4(d) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

   (e) Amended and Restated Five-Year Revolving Credit Agreement dated as of December 3, 1996, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse, and NationsBank of Texas, N.A., as Co-Agents for the Lenders (incorporated by reference to Exhibit 4(e) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

   (f) Amendment and Restatement Agreement to 364-Day Revolving Credit Agreement, dated as of November 21, 1997, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent, and Bank of America, National Trust and Savings Association, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse First Boston, and NationsBank of Texas, N.A., as Managing Agents.

   (g) Amendment and Restatement Agreement to Five-Year Revolving Credit Agreement, dated as of November 21, 1997, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent, and Bank of America National Trust and Savings Association, Bankers Trust Company, The Chase

                                 EXHIBIT INDEX


             Exhibit
             -------

        Manhattan Bank, Citibank, N.A., Credit Suisse First Boston, and NationsBank of Texas, N.A., as Managing Agents.

   (h) Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10(a) to Funding's Current Report on Form 8-K, Date of Report-April 3, 1992*).

   (i) Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and The First Boston Corporation (incorporated by reference to Exhibit 10(b) to Funding's Current Report on Form 8-K, Date of Report- April 3, 1992*).


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

   (l) Commercial Paper Dealer Agreement dated February 7, 1997 between J. C. Penney Funding Corporation and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4(l) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).**

   (m) Guaranty dated as of December 3, 1996, executed by J. C. Penney Company, Inc. with respect to the Amended and Restated 364-Day and Five Year Revolving Credit Agreements, each dated as of December 3, 1996 (incorporated by reference to Exhibit 4(m) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

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


             Exhibit
             -------

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

   (c) Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding's Current Report on Form 8-K, Date of Report -January 28, 1986*).

   (d)  Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between
        J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding's Current Report on Form 8-K, Date of Report -December 31, 1986*).

   (e)  Amendment No. 2 to Loan Agreement dated as of January 28, 1986 between
        J. C. Penney Company, Inc. and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 10(e) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

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

                                 EXHIBIT INDEX


             Exhibit
             -------

        Money Markets Inc., J.P. Morgan Securities Inc., and Morgan Stanley & Co. Incorporated, which agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. Funding agrees to furnish a copy of any of such agreements to the Securities and Exchange Commission upon request.

13.     Annual Report to Security Holders

        Excerpt from Funding's 1997 Annual Report.

23.     Consent of Independent Certified Public Accountants

24.     Power of Attorney

27.     Financial Data Schedule

        Financial Data Schedule for the 53 week period ended January 31, 1998.

99.     Additional Exhibits

        Excerpt from JCPenney's 1997 Annual Report to Stockholders.