Form 10-Q
period 1998-05-02
PENNEY J C FUNDING CORP
filed 1998-06-12
CIK 77193

                          SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.
                                        20549

                                     ___________

                                      FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                      __________

     For the 13 week period                      Commission File Number 1-4947-1
       ended May 2, 1998

                      J. C. PENNEY FUNDING CORPORATION
     _______________________________________________________________________
                (Exact name of registrant as specified in its charter)


                Delaware                                   51-0101524
     _______________________________________________________________________
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification No.)


     6501 Legacy Drive, Plano, Texas                        75024-3698
     _______________________________________________________________________
     (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code    972-431-1000
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

     500,000 shares of Common Stock of $100 par value, as of May 2, 1998.

     THE REGISTRANT MEETS  THE CONDITIONS SET FORTH IN  GENERAL INSTRUCTION H(1)
     (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

     PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
              ____________________


     The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited financial statements included in Funding's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998.


     Statements of Income and Reinvested Earnings
     (Dollars in millions)


                                                             13 weeks ended
                                                       _________________________
                                                         May 2,        April 26,
                                                          1998           1997
                                                       __________     __________


     Interest earned from
          JCPenney and affiliates                      $   34           $   82


     Interest expense                                      22               54
                                                         ____              ___

     Income before income taxes                            12               28

     Income taxes                                           4               10
                                                         ____             ____

     Net income                                             8               18

     Reinvested earnings at
        beginning of period                             1,007              964
                                                        _____             ____

     Reinvested earnings at
        end of period                                  $1,015           $  982
                                                       ======           ======

     Balance Sheets
     (Dollars in millions)




                                              May 2,     April  26,   Jan. 31,
                                               1998        1997         1998
                                             ________    ________     ________
     ASSETS

     Loans to JCPenney and affiliates          $2,663      $3,717       $2,591
                                               ______      ______       ______

                                               $2,663      $3,717       $2,591
                                               ======      ======       ======
     LIABILITIES AND EQUITY OF JCPENNEY

     Short-term debt                           $1,499      $2,580       $1,416

     Due to JCPenney                                4          10           23
                                               ______      ______       ______

     Total liabilities                          1,503       2,590        1,439

     Equity of JCPenney:
          Common stock (including
          contributed capital), par value
          $100:
          Authorized, 750,000 shares
          Issued, 500,000 shares                  145         145          145

     Reinvested earnings                        1,015         982        1,007
                                               ______      ______       ______

     Total equity of JCPenney                   1,160       1,127        1,152
                                               ______      ______       ______

                                               $2,663      $3,717       $2,591
                                               ======      ======      =======

     Consolidated Statements of Cash Flows
     (Dollars in millions)


                                                             13 weeks ended
                                                       _________________________
                                                         May 2,        April 26,
                                                          1998           1997
                                                       __________     __________

     Operating Activities

     Net income                                        $    8           $   18

     (Increase)Decrease in loans to
        JCPenney                                          (72)           1,345

     (Decrease)Increase in amount due to
        JCPenney                                          (19)               9
                                                        _____            _____

                                                          (83)           1,372
                                                        _____            _____

     Financing Activities

     (Increase)Decrease in short-term debt                (83)           1,372
                                                       ______            _____

     Increase in cash                                       0                0

     Cash at beginning of year                              0                0
                                                        _____            _____

     Cash at end of first quarter                      $    0           $    0
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

     For the first quarter of 1998, income, expenses, and provision for taxes decreased as compared with the first quarter of 1997, as a result of lower average borrowing levels. Borrowing levels averaged $1,585 million during the 1998 first quarter as compared with $3,938 million during the comparable 1997 period. At the end of the first quarter of 1998, borrowing levels were $1,499 million as compared with $2,580 million at the end of the first quarter of 1997. For the first quarter of 1998, average interest rates increased 16 basis points as compared with the same period in 1997.

      PART II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K
                    ________________________________

             (a)    Exhibits

                    The following document is filed as an exhibit to this report:

                    27 Financial Data Schedule for the three months ended May 2, 1998.


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








                                        J. C. PENNEY FUNDING CORPORATION


                                        By: /s/ W. J. Alcorn
                                           _____________________________
                                             W. J. Alcorn
                                             Controller
                                             (Principal Accounting Officer)


     Date:  June 12, 1998