Form 10-Q
period 1998-08-01
PENNEY J C FUNDING CORP
filed 1998-09-15
CIK 77193

                          SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.
                                        20549

                                     ___________

                                      FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                      __________

     For the 13 week and 26 week periods         Commission File Number 1-4947-1
     ended August 1, 1998

                          J. C. PENNEY FUNDING CORPORATION
     ___________________________________________________________________________
                (Exact name of registrant as specified in its charter)


                Delaware                                      51-0101524
     ___________________________________________________________________________
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                   Identification No.)


     6501 Legacy Drive, Plano, Texas                         75024-3698
     ___________________________________________________________________________
     (Address of principal executive offices)                (Zip Code)


     Registrant's telephone number, including area code      972-431-1000
                                                          ______________________

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

     500,000 shares of Common Stock of $100 par value, as of August 1, 1998.

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


     Statements of Income and Reinvested Earnings
     (Dollars in millions)



                                        13 weeks ended        26 weeks ended
                                    ____________________   ____________________
                                    Aug. 1,     July 26,   Aug. 1,     July 26,
                                     1998         1997      1998         1997
                                     ____         ____      ____         ____
     Interest earned from
          JCPenney and affiliates   $  33        $  29     $  67       $  111

     Interest expense                  22           19        44           73
                                     ____         ____      ____         ____

     Income before income taxes        11           10        23           38

     Income taxes                       4            3         8           13
                                     ____         ____       ___        _____

     Net income                         7            7        15           25

     Reinvested earnings at
          beginning of period       1,015          982     1,007          964
                                   ______         ____    ______         ____

     Reinvested earnings at
          end of period            $1,022         $989    $1,022         $989
                                   ======         ====    ======         ====

     Balance Sheets
     (Dollars in millions)


                                                 Aug. 1,    July 26,    Jan.31,
                                                  1998        1997       1998
                                                 ________    ________   ________
     ASSETS
     Loans to JCPenney and affiliates            $  2,738   $  2,388   $  2,591
                                                 ________   ________   ________

                                                 $  2,738   $  2,388   $  2,591
                                                 ________   ________   ________

     LIABILITIES AND EQUITY OF JCPENNEY

     Short-term debt                             $  1,563   $  1,241   $  1,416

     Due to JCPenney                                    8         13         23
                                                   ______     ______     ______

     Total liabilities                           $  1,571   $  1,254   $  1,439

     Equity of JCPenney:
        Common stock (including
        contributed capital),
        par value $100:
        Authorized, 750,000 shares
        Issued, 500,000 shares                   $    145   $    145   $    145

     Reinvested earnings                         $  1,022   $    989   $  1,007
                                                 ________   ________   ________

     Total equity of JCPenney                    $  1,167   $  1,134   $  1,152
                                                 ________   ________   ________

                                                 $  2,738   $  2,388   $  2,591
                                                 ========   ========   ========

     Consolidated Statements of Cash Flows
     (Dollars in millions)





                                                        26 weeks ended
                                              _______________________________
                                               Aug. 1,               July 26,
                                                1998                   1997
                                              _________             _________

     Operating Activities
          Net Income                          $      15             $      25
          (Increase) Decrease in loans to
          JCPenney                                 (147)                2,674
          (Decrease) Increase in amount due
          to JCPenney                               (15)                   12
                                                _______                 _____
                                                   (147)                2,711
                                                _______                 _____

     Financing Activities
          Increase (Decrease) in short-term
          debt                                      147                (2,711)
                                                _______                _______


     Increase (Decrease) in cash                    -0-                   -0-

     Cash at beginning of year                      -0-                   -0-
                                                _______                _______

     Cash at end of second quarter              $   -0-                $  -0-
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

     For the second quarter of 1998, income, expenses, and provision for taxes increased as compared with the second quarter of 1997, as a result of higher average borrowing levels. Borrowing levels averaged $1,586 million during the 1998 second quarter as compared with $1,388 million during the comparable 1997 period. Average interest rates for the second quarter of 1998 increased 15 basis points as compared with the second quarter of 1997. For the six month period ended August 1, 1998, income, expenses, and provision for taxes decreased as compared to the 1997 comparable period. These decreases were a result of lower borrowing levels. Borrowing levels averaged $1,585 million for the first half of 1998 as compared with $2,663 million in the comparable 1997 period due to the Eckerd's acquisition. For the six month period in 1998, average rates increased 13 basis points as compared with the same period in 1997. At the end of the second quarter of 1998 borrowing levels were $1,563 million as compared with $ 1,241 million at the end of the second quarter of 1997.

     In October 1996, JCPenney formed a companywide task force to provide guidance to operating and support departments, including Funding, and to monitor the progress of efforts to address Year 2000 issues. It is expected that compliance work will be substantially completed by the end of 1998. Total costs associated with these efforts are not expected to have a material impact on the financial results of either JCPenney or Funding. In addition, Funding has communicated with its commercial paper dealers to determine their Year 2000 compliance readiness. However, there can be no guarantee that the systems of these commercial paper dealers on which Funding relies will be timely converted, or that a failure to convert would not have a material adverse effect on Funding's operations. JCPenney has developed contingency plans to address potential Year 2000 disruptions. These plans include business continuity plans that address accessibility and functionality of JCPenney and Fundings facilities as well as steps to be taken if an event causes failure of a system.

     PART II - OTHER INFORMATION


          Item 6.     Exhibits and Reports on Form 8-K
                      ________________________________

              (a)     Exhibits

                      The following document is filed as an exhibit to this report:

                      27 Financial Data Schedule for the six months ended August 1, 1998.

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





                                        J. C. PENNEY FUNDING CORPORATION


                                        By:
                                           ________________________________
                                             W. J. Alcorn
                                             Controller
                                             (Principal Accounting Officer)






     Date: September 15, 1998