Form 10-Q
period 1998-10-31
PENNEY J C FUNDING CORP
filed 1998-12-15
CIK 77193

                          SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.
                                        20549

                                     ___________

                                      FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                      __________

     For the 13 week and 39 week periods      Commission File Number 1-4947-1
     ended October 31, 1998

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

     500,000 shares of Common Stock of $100 par value, as of October 31, 1998.

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


     Statements of Income and Reinvested Earnings
     (Dollars in millions)



                                      13 weeks ended          39 weeks ended
                                   _____________________   _____________________
                                   Oct. 31,     Oct 25,    Oct. 31,      Oct 25,
                                     1998        1997        1998         1997
                                   ________     _______    ________     ________
     Interest earned from
          JCPenney and affiliates    $  46       $  34        $113       $  146

     Interest expense                   30          23          74           96
                                      ____        ____        ____         ____

     Income before income taxes         16          11          39           50
     Income taxes                        6           4          14           18
                                      ____        ____        ____        _____

     Net income                         10           7          25           32

     Reinvested earnings at
          beginning of period        1,022         989       1,007          964
                                    ______        ____      ______         ____
     Reinvested earnings at
          end of period             $1,032        $996      $1,032         $996
                                    ======        ====      ======         ====

     Balance Sheets
     (Dollars in millions)



                                                Oct.  31,   Oct.  25,    Jan.31,
                                                  1998         1997         1998
                                                ________     ________    _______

     ASSETS
     Loans to JCPenney and affiliates            $3,708       $3,378      $2,591
                                                 ______       ______      ______

                                                 $3,708       $3,378      $2,591
                                                 ======       ======      ======
     LIABILITIES AND EQUITY OF JCPENNEY

     Short-term debt                             $2,518       $2,218      $1,416

     Due to JCPenney                                 13           19          23
                                                 ______       ______      ______


     Total liabilities                           $2,531       $2,237      $1,439

     Equity of JCPenney:
          Common stock (including
          contributed capital), par
          value $100:
          Authorized, 750,000 shares
          Issued, 500,000 shares                   $145         $145        $145

     Reinvested earnings                         $1,032         $996      $1,007
                                                 ______       ______      ______

     Total equity of JCPenney                    $1,177       $1,141      $1,152
                                                 ______       ______      ______
                                                 $3,708       $3,378      $2,591
                                                 ======       ======      ======

     Consolidated Statements of Cash Flows
     (Dollars in millions)




                                                     39 weeks ended
                                              _________________________
                                                Oct. 31,     Oct. 25,
                                                 1998           1997
                                              __________   __________

     Operating Activities
          Net Income                            $    25      $    32
          (Increase) Decrease in loans
          to  JCPenney                           (1,117)       1,684

          (Decrease) Increase in amount due
          to JCPenney                               (10)          18
                                                ________       _____
                                                 (1,102)       1,734
                                                ________      ______

     Financing Activities
         Increase (Decrease) in short-term
         debt                                     1,102       (1,734)
                                                  _____       _______


     Increase (Decrease) in cash                     -0-          -0-

     Cash at beginning of year                       -0-          -0-
                                                 _______       ______

     Cash at end of second quarter               $   -0-       $  -0-
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

     For the third quarter of 1998, income, expenses, and provision for taxes increased as compared with the third quarter of 1997, as a result of higher average borrowing levels. Borrowing levels averaged $2,172 million during the 1998 third quarter as compared with $1,664 million during the comparable 1997 period. Average interest rates for the third quarter of 1998 decreased 9 basis points as compared with the third quarter of 1997. For the nine month period ended October 31, 1998, income, expenses, and provision for taxes decreased as compared to the 1997 comparable period. These decreases were a result of lower average borrowing levels. Borrowing levels averaged $1,781 million for the first nine months of 1998 as compared with $2,330 million in the comparable 1997 period. 1997 higher borrowing levels were required to fund the JCPenney acquisition of Eckerd. For the nine month period in 1998, average rates increased 10 basis points as compared with the same period in 1997. At October 31, 1998 borrowing levels were $2,518 million as compared with $ 2,218 million at October 25, 1997.

     In October 1996, JCPenney formed a companywide task force to provide guidance to operating and support departments, including Funding, and to monitor the progress of efforts to address Year 2000 issues. It is expected that compliance work will be substantially completed by the end of 1998. Total costs associated with these efforts are not expected to have a material impact on the financial results of either JCPenney or Funding. In addition, Funding has communicated with its commercial paper dealers to determine their Year 2000 compliance readiness. However, there can be no guarantee that the systems of these commercial paper dealers, on which Funding relies, will be timely converted, or that a failure to convert would not have a material adverse effect on Funding's operations. JCPenney has developed contingency plans to address potential Year 2000 disruptions. These plans include business continuity plans that address accessibility and functionality of JCPenney and Funding's facilities as well as steps to be taken if an event causes failure of a system.

     PART II - OTHER INFORMATION


          Item 6.     Exhibits and Reports on Form 8-K
                      ________________________________

               (a)     Exhibits

                    The following document is filed as an exhibit to this report:

                    27 Financial Data Schedule for the nine months ended Oct. 31, 1998.

               (b)  Reports on Form 8-K
                    ___________________
                    None



                                   SIGNATURES
                                   __________


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        J. C. PENNEY FUNDING CORPORATION


                                        By:  /s/ W. J. Alcorn
                                            _________________________
                                                 W. J. Alcorn
                                              Controller
                                              (Principal Accounting Officer)






     Date: December 14, 1998