Form 10-K405
period 1999-01-30
PENNEY J C FUNDING CORP
filed 1999-04-23
CIK 77193

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the 52 weeks ended January 30, 1999      Commission file number 1-4947-1
                       J. C. Penney Funding Corporation
                  -------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                      51-0101524
     ---------------------------                            ----------
       (State of incorporation)                      (I.R.S. Employer ID No.)

6501 LEGACY DRIVE, PLANO, TEXAS                              75024-3698
-----------------------------------                          ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (972) 431-1000
--------------------------------------------------         --------------

Securities registered pursuant to Section 12(b) of the Act:      None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:      None
----------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                               ---

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 500,000 shares of Common Stock of $100 par value, as of March 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     Portions of Registrant's 1998 Annual Report ("1998 Annual Report") are incorporated into Parts I, II, and IV. Portions of J. C. Penney Company, Inc.'s 1998 Annual Report to Stockholders ("JCPenney's 1998 Annual Report") are incorporated into Part I.

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

     JCPenney, a company founded by James Cash Penney in 1902 and incorporated in 1924, is a major retailer operating approximately 1,150 JCPenney department stores in all 50 states, Puerto Rico, Mexico, and Chile. In addition, in January 1999, JCPenney completed the acquisition of the majority interest in a Brazilian department store chain that operates 21 stores under the Renner name. The major portion of JCPenney's business consists of providing merchandise and services to consumers through department stores that include catalog departments. JCPenney stores market predominantly family apparel, jewelry, shoes, accessories, and home furnishings. In addition, JCPenney, through its wholly-owned subsidiary, Eckerd Corporation, operates a chain of approximately 2,900 drugstores located throughout the northeast, southeast, and Sunbelt regions of the United States, including JCPenney's March 1999 acquisition of the New York-based Genovese drugstore chain. JCPenney also has several direct marketing subsidiaries, the principal of which is J. C. Penney Life Insurance Company, which market life, health, accident and credit insurance as well as a growing portfolio of membership services to both domestic and international customers. JCPenney's total revenues for the 52 weeks ended January 30, 1999 were $30.7 billion and net income was $594 million. Pursuant to the terms of financing agreements between Funding and JCPenney, payments from JCPenney to Funding are designed to produce earnings sufficient to cover Funding's fixed charges, principally interest on borrowings, at a coverage ratio mutually agreed upon between Funding and JCPenney. (See "Loan Agreement" and "Receivables Agreement", below.) The earnings to fixed charges coverage ratio has historically been, and in fiscal 1998 was, at least 1.5 to 1.

     Operations of Funding.  To finance the operations of JCPenney as described
     ---------------------
under "Business" above, Funding sells its short-term notes (commercial paper) to investors through dealer-placed programs. The short-term notes are guaranteed on a subordinated basis by JCPenney. Funding has, from time to time, issued long-term debt in public and private markets in the United States and abroad. Prior to April 3, 1992, Funding issued commercial paper and master notes to investors on a direct issue basis. Funding also has in place arrangements for short-term bank borrowings. Short-term debt in fiscal 1998 averaged $1,938 million compared to $2,247 million in fiscal 1997 and $2,041 million in fiscal 1996. Short-term debt rates averaged 5.5 percent in fiscal 1998, compared to 5.6 percent in fiscal 1997 and 5.5 percent in fiscal 1996. Interest expense decreased in fiscal 1998 compared to fiscal 1997 due to lower borrowing levels and lower short-term interest rates. Interest expense increased in fiscal 1997 as compared to fiscal 1996 due to higher borrowing levels and higher short-term interest rates.

     Credit Operations of JCPenney. Virtually all types of merchandise and
     -----------------------------
services sold by JCPenney in the United States, Puerto Rico, Mexico, and Chile may be purchased on JCPenney's revolving credit card. In addition, JCPenney accepts American Express, Diners Club (Mexico and Brazil only), Discover (United States and Puerto Rico only), MasterCard, and Visa at JCPenney stores, catalog, and drugstores throughout the 50 states, Puerto Rico, Mexico, Chile, and Brazil. For additional information regarding the credit card operations of JCPenney, see "Net Interest Expense and Credit Operations" (page 17), which appears in the section of JCPenney's 1998 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Pre-tax cost of JCPenney credit card", "Department Stores and Catalog", and "Key JCPenney credit card information" (page 42), which appear in the section of JCPenney's 1998 Annual Report entitled "Supplemental Data (Unaudited)", on the pages indicated in the parenthetical references, which are incorporated by reference herein.

     Funding has never incurred any losses from JCPenney's retail credit operation since, pursuant to the Receivables Agreement, JCPenney itself administers the customer receivables when sold to Funding, receives all finance charge revenue on those customer receivables, and bears all related costs.

     Loan Agreement. Funding and JCPenney are parties to a Loan Agreement,
     --------------
dated as of January 28, 1986, as amended ("Loan Agreement"), which provides for unsecured loans to be made from time to time by Funding to JCPenney for the general business purposes of JCPenney, subject to the terms and conditions of the Loan Agreement. The loans may be either senior loans or subordinated loans, at the election of JCPenney, provided that, without the consent of the Board of Directors of Funding, the principal amount of loans outstanding at any time under the Loan Agreement may not exceed specified limits. Currently such limits may not exceed $8 billion in the aggregate for all loans and $1 billion in the aggregate for all subordinated loans. The terms of each loan under the Loan Agreement shall be as agreed upon at the time of such loan by Funding and JCPenney, provided that Funding may require upon demand that any loan be paid, and JCPenney may prepay without premium any loan, in whole or in part at any time. Under the terms of the Loan Agreement, JCPenney and Funding agree from time to time upon a mutually-acceptable earnings coverage of Funding's interest and other fixed charges. If at the end of each fiscal quarter during which a loan is outstanding, the earnings coverage of Funding's interest and other fixed charges is less than the agreed upon ratio, JCPenney will pay to Funding an additional amount sufficient to provide for such coverage to be not less than the agreed upon ratio. In the event that JCPenney and Funding have not agreed upon a mutually acceptable ratio for any fiscal quarter, the applicable quarterly payment with respect to such period will include an amount equal to the excess, if any, of one and one-half percent of the daily average of the aggregate principal amount outstanding on all loans during such period, over the aggregate amount of interest accrued on all such loans during such period.

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

     Committed Bank Credit Facilities. Committed bank credit facilities
     --------------------------------
available to Funding and JCPenney as of January 30, 1999 amounted to $3.0 billion. These facilities, as amended and restated, support commercial paper borrowing arrangements and include a $1.5 billion, 364-day revolver and a $1.5 billion, five-year revolver. The 364-day revolver includes a $750 million seasonal credit line for the August to January period, thus allowing JCPenney to match its seasonal borrowing requirements. (See page 2 of Funding's 1998 Annual Report which is incorporated herein by reference.)

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


                                    PART II
                                    -------


5.   MARKET FOR REGISTRANT'S COMMON EQUITY
     AND RELATED STOCKHOLDER MATTERS.
     --------------------------------

     JCPenney owns all of Funding's outstanding common stock. Funding's common stock is not traded, and no dividends have been, or are currently intended to be, declared by Funding on its common stock.

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     -------------------------------------------

     The Balance Sheets of Funding as of January 30, 1999 and January 31, 1998, and the related statements of income, reinvested earnings, and cash flows for each of the years in the three-year period ended January 30, 1999, appearing on pages 3 through 5 of Funding's 1998 Annual Report, together with the related notes and the Independent Auditors' Report of KPMG LLP, independent certified public accountants, appearing on page 6 of Funding's 1998 Annual Report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 2 thereof, the section of Funding's 1998 Annual Report entitled "Five Year Financial Summary" appearing on page 7 thereof, and the unaudited quarterly financial highlights ("Quarterly Data") appearing on page 8 thereof, are incorporated herein by reference in response to Item 8 of Form 10-K.

     On April 15, 1999, Moody's Investors Service and Fitch IBCA lowered their respective ratings of the Company's long-term debt from A2 to A3 and from A to A-, and commercial paper from P1 to P2 and from F1 to F2.

9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     --------------------------------------

     None.

                                    PART IV
                                    -------

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K.
     -------------------

     (a)(1) All Financial Statements.

            See Item 8 of this Form 10-K for financial statements incorporated by reference to Funding's 1998 Annual Report.

     (a)(2) Financial Statement Schedules.

            All schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the financial statements or in the notes to the financial statements incorporated by reference to Funding's 1998 Annual Report.

     (a)(3) Exhibits.

            See separate Exhibit Index on pages G-1 through G-4.

     (b)    Reports on Form 8-K filed during the fourth quarter of fiscal 1998.

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

                              J. C. PENNEY FUNDING CORPORATION
                              --------------------------------
                                         (Registrant)


                              By /s/ R. B. Cavanaugh
                                 -----------------------------
                                 R. B. Cavanaugh
                                 Chairman of the Board
Dated: April 23, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  SIGNATURES                  TITLE                         DATE
  ----------                  -----                         ----

/s/ R. B. Cavanaugh
-------------------
R. B. Cavanaugh          Chairman of the Board         April 23, 1999
                         (principal executive
                         officer); Director

S. F. Walsh*
------------
S. F. Walsh              President                     April 23, 1999
                         (principal financial
                         officer); Director

W. J. Alcorn*
-------------
W. J. Alcorn             Controller (principal         April 23, 1999
                         accounting officer)

D. A. McKay*
------------
D. A. McKay              Director                      April 23, 1999



*By /s/ R. B. Cavanaugh
    -------------------
    R. B. Cavanaugh
    Attorney-in-fact

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

   (b) Issuing and Paying Agency Agreement dated as of February 3, 1997, between J. C. Penney Funding Corporation and The Chase Manhattan Bank (incorporated by reference to Exhibit 4(b) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*) .

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

                                 EXHIBIT INDEX

     Exhibit
     -------

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

   (f) Amendment and Restatement Agreement to 364-Day Revolving Credit Agreement, dated as of November 20, 1998, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent, Citibank, N.A., Nationsbanc Montgomery Securities LLC and The Chase Manhattan Bank, as Co-Syndication Agents, and Credit Suisse First Boston and First Union National Bank, as Managing Agents.

   (g) Amendment and Restatement Agreement to Five-Year Revolving Credit Agreement, dated as of November 21, 1997, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent, and Bank of America National Trust and Savings Association, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse First Boston, and NationsBank of Texas, N.A., as Managing Agents (incorporated by reference to Exhibit 4(g) to Funding's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998*).

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

                                 EXHIBIT INDEX

     Exhibit
     -------

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


13. Annual Report to Security Holders
    ---------------------------------

        Excerpt from Funding's 1998 Annual Report.

23. Independent Auditor's Consent
    -----------------------------

24. Power of Attorney
    -----------------

27. Financial Data Schedule
    -----------------------

        Financial Data Schedule for the 52 week period ended January 30, 1999.

99. Additional Exhibits
    -------------------

        Excerpt from JCPenney's 1998 Annual Report to Stockholders.


*SEC file number 1-4947-1

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