Form 10-Q
period 1999-05-01
PENNEY J C FUNDING CORP
filed 1999-06-14
CIK 77193

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                  -----------

                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                                  ----------



For the 13 week period                           Commission File Number 1-4947-1
 ended May 1, 1999


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

500,000 shares of Common Stock of $100 par value, as of May 1, 1999.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         --------------------


The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited financial statements included in Funding's Annual Report on Form 10-K for the 52 weeks ended January 30, 1999.


Statements of Income and Reinvested Earnings
(Dollars in millions)


                                             13 weeks ended
                                          --------------------
                                           May 1,      May 2,
                                            1999        1998
                                          --------    --------


Interest earned from
 JCPenney and affiliates                  $     47    $     34

Interest expense                                31          22
                                          --------    --------

Income before income taxes                      16          12

Income taxes                                     6           4
                                          --------    --------

Net income                                      10           8

Reinvested earnings at
 beginning of period                         1,042       1,007
                                          --------    --------
Reinvested earnings at
 end of period                               1,052       1,015
                                          ========    ========

Balance Sheets
(Dollars in millions)




                                                           May 1,            May 2,           Jan. 30,
                                                            1999              1998              1999
                                                         ---------         ----------        ---------
ASSETS
Loans to JCPenney and affiliates                         $   3,217         $    2,663        $   3,129
                                                         ---------         ----------        ---------

                                                         $   3,217         $    2,663        $   3,129
                                                         =========         ==========        =========
LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                                          $   1,995         $    1,499        $   1,924

Due to JCPenney                                                 25                  4               18
                                                         ---------         ----------        ---------
Total liabilities                                            2,020              1,503            1,942

Equity of JCPenney:

 Common stock (including contributed
  capital), par value $100:
  Authorized, 750,000 shares
  Issued, 500,000 shares                                       145                145              145

Reinvested earnings                                          1,052              1,015            1,042
                                                         ---------         ----------        ---------

Total equity of JCPenney                                     1,197              1,160            1,187
                                                         ---------         ----------        ---------

                                                         $   3,217         $    2,663        $   3,129
                                                         =========         ==========        =========

Consolidated Statements of Cash Flows

(Dollars in millions)


                                             13 weeks ended
                                          --------------------
                                           May 1,      May 2,
                                            1999        1998
                                          --------    --------

Operating Activities

Net income                                $     10    $      8

(Increase)Decrease in loans to
  JCPenney                                     (88)        (72)

(Decrease)Increase in amount due to
  JCPenney                                       7         (19)
                                          --------    --------
                                               (71)        (83)
                                          --------    --------
Financing Activities

Increase (Decrease) in short-term debt          71          83
                                          --------    --------
Increase in cash                                 0           0

Cash at beginning of year                        0           0
                                          --------    --------
Cash at end of first quarter              $      0    $      0
                                          ========    ========

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

Funding issues commercial paper through Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Merrill Lynch Money Markets Inc., and Morgan Stanley Dean Witter to corporate and institutional investors in the domestic market. The commercial paper is guaranteed by JCPenney on a subordinated basis. The commercial paper is rated "A2" by Standard & Poor's Corporation, "P2" by Moody's Investors Service, and "F2" by Fitch Investors Service, Inc.

For the first quarter of 1999, income, expenses, and provision for taxes increased as compared with the first quarter of 1998, as a result of higher average borrowing levels. Borrowing levels averaged $2,397 million during the 1999 first quarter as compared with $1,585 million during the comparable 1998 period. At the end of the first quarter of 1999, borrowing levels were $1,995 million as compared with $1,499 million at the end of the first quarter of 1998. For the first quarter of 1999, average interest rates decreased 47 basis points as compared with the same period in 1998.

JCPenney has initiated actions to address the Year 2000 issue relating to Funding. Year 2000 readiness work was more than 95 per cent complete as of May 1, 1999. Since January 1999, JCPenney has been retesting all systems critical to JCPenney's core businesses. JCPenney has also focused on the Year 2000 readiness of its suppliers and service providers, both independently and in conjunction with the National Retail Federation. Total costs associated with these efforts are not expected to have a material impact on the financial results of either JCPenney or Funding. In addition, Funding has communicated with its commercial paper dealers to determine their Year 2000 readiness. However, there can be no guarantee that the systems of these commercial paper dealers on which Funding relies will be converted in a timely manner, or that a failure to convert would not have a material adverse effect on Funding's operations.

PART II - OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K
             --------------------------------

       (a)   Exhibits

             The following document is filed as an exhibit to this report:

             27    Financial Data Schedule for the three months ended May 1,
                    1999.

       (b)   Reports on Form 8-K
             -------------------

             None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              J. C. PENNEY FUNDING CORPORATION



                              By: /s/ W. J. Alcorn
                                 --------------------------------------
                                  W. J. Alcorn
                                  Controller
                                  (Principal Accounting Officer)



Date:  June 14, 1999