Form 10-Q
period 1999-07-31
PENNEY J C FUNDING CORP
filed 1999-09-14
CIK 77193

                          SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.
                                        20549

                                     ___________

                                      FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                      __________

     For the 13 week and 26 week periods         Commission File Number 1-4947-1
     ended July 31, 1999

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

     500,000 shares of Common Stock of $100 par value, as of July 31, 1999.

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


     Statements of Income and Reinvested Earnings
     (Dollars in millions)



                                    13 weeks ended         26 weeks ended
                                   ____________________   ____________________
                                   July 31,     Aug. 1,   July 31,     Aug. 1,
                                    1999         1998       1999        1998
                                    ____         ____       ____        ____
     Interest earned from
          JCPenney and affiliates   $  47        $  33      $ 94       $  67

     Interest expense                  31           22        62          44
                                     ____         ____      ____        ____

     Income before income taxes        16           11        32          23

     Income taxes                       6            4        12           8
                                     ____         ____      ____        ____

     Net income                        10            7        20          15

     Reinvested earnings at
          beginning of period       1,052        1,015     1,042       1,007
                                   ______       ______    ______      ______
     Reinvested earnings at
          end of period            $1,062       $1,022    $1,062      $1,022
                                   ======       ======    ======      ======

     Balance Sheets
     (Dollars in millions)


                                                 July 31,   Aug. 1,     Jan.30,
                                                  1999       1998        1999
                                                  ____       ____        ____

     ASSETS
     Loans to JCPenney
          and affiliates                         $3,770     $2,738     $3,129
                                                 ______     ______     ______

                                                 $3,770     $2,738     $3,129
                                                 ======     ======     ======

     LIABILITIES AND EQUITY OF JCPENNEY

     Short-term debt                             $2,533     $1,563     $1,924

     Due to JCPenney                                 30          8         18
                                                 ______     ______     ______

     Total liabilities                           $2,563     $1,571     $1,942

     Equity of JCPenney:
              Common stock (including
              contributed capital),
              par value $100:
              Authorized, 750,000 shares
              Issued, 500,000 shares             $  145     $  145     $  145

     Reinvested earnings                         $1,062     $1,022     $1,042
                                                 ______     ______     ______

     Total equity of JCPenney                    $1,207     $1,167     $1,187
                                                 ______     ______     ______
                                                 $3,770     $2,738     $3,129
                                                 ======     ======     ======

     Consolidated Statements of Cash Flows
     (Dollars in millions)





                                                     26 weeks ended
                                               _____________________________
                                               July 31,              Aug. 1,
                                                1999                  1998
                                                ____                  ____

     Operating Activities
          Net Income                          $    20               $    15
          (Increase) Decrease in
          loans to JCPenney                      (641)                 (147)

          (Decrease) Increase in
          amount due to JCPenney                   12                   (15)
                                              _______               ________
                                                 (609)                 (147)
                                              _______               ________

     Financing Activities
          Increase (Decrease) in
          short-term debt                         609                   147
                                                  ___                   ___


     Increase (Decrease) in cash                  -0-                   -0-

     Cash at beginning of year                    -0-                   -0-
                                              _______               _______

     Cash at end of second quarter            $   -0-               $   -0-
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

     For the second quarter of 1999, income, expenses, and provision for taxes increased as compared with the second quarter of 1998, as a result of higher average borrowing levels. Borrowing levels averaged $2,327 million during the 1999 second quarter as compared with $1,586 million during the comparable 1998 period. At the end of the second quarter of 1999, borrowing levels were $2,533 million as compared with $1,563 million at the end of the second quarter of 1998. Average interest rates for the second quarter of 1999 decreased 34 basis points as compared with the second quarter of 1998. For the six month period ended July 31, 1999, income, expenses, and provision for taxes increased as compared to the 1998 comparable period. These increases were a result of higher borrowing levels. Borrowing levels averaged $2,362 million for the first half of 1999 as compared with $1,585 million in the comparable 1998 period due to an increase in JCPenney's general capital needs. For the six month period in 1999, average rates decreased 40 basis points as compared with the same period in 1998.

     JCPenney has initiated actions to address the Year 2000 issue relating to Funding. Year 2000 readiness work was more than 99 per cent complete as of July 31, 1999. Since January 1999, JCPenney has been retesting all systems critical to JCPenney's core businesses. JCPenney has also focused on the Year 2000 readiness of its suppliers and service providers, both independently and in conjunction with the National Retail Federation. Total costs associated with these efforts are not expected to have a material impact on the financial results of either JCPenney or Funding. In addition, Funding has communicated with its commercial paper dealers to determine their Year 2000 readiness. However, there can be no guarantee that the systems of these commercial paper dealers on which Funding relies will be converted in a timely manner, or that a failure to convert would not have a material adverse effect on Funding's operations.

     PART II - OTHER INFORMATION


          Item 6.     Exhibits and Reports on Form 8-K
                      ________________________________

               (a)    Exhibits

                      The following document is filed as an exhibit to this report:

                      27 Financial Data Schedule for the six months ended July 31, 1999.

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





                                        J. C. PENNEY FUNDING CORPORATION


                                        By:
                                           ___________________________________
                                             W. J. Alcorn
                                             Controller
                                             (Principal Accounting Officer)





     Date: September 14, 1999