Form 10-Q
period 1999-10-30
PENNEY J C FUNDING CORP
filed 1999-12-13
CIK 77193

                          SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.
                                        20549

                                     ___________

                                      FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                     ___________

     For the 13 week and 39 week periods        Commission File Number 1-4947-1
     ended October 30, 1999

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

     500,000 shares of Common Stock of $100 par value, as of October 30, 1999.

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


     Statements of Income and Reinvested Earnings
     (Dollars in millions)



                                       13 weeks ended        39 weeks ended
                                       ______________      ____________________
                                    Oct. 30,    Oct 31,    Oct. 30,    Oct 31,
                                     1999        1998        1999        1998
                                     ____        ____        ____        ____
     Interest earned from
          JCPenney and affiliates   $  63        $  46     $ 156       $ 113

     Interest expense                  41           30       102          74
                                     ____         ____     _____        ____

     Income before income taxes        22           16        54          39

     Income taxes                       7            6        19          14
                                     ____         ____      ____       _____

     Net income                        15           10        35          25


     Reinvested earnings at
          beginning of period       1,062         1,022    1,042       1,007
                                   ______        ______   ______      ______

     Reinvested earnings at
          end of period            $1,077        $1,032   $1,077      $1,032
                                   ======        ======   ======      ======

     Balance Sheets
     (Dollars in millions)



                                                 Oct. 30,   Oct. 31,    Jan.30,
                                                   1999       1998       1999
                                                 ________  _________   ________
     ASSETS
     Cash                                        $      1   $      0   $      0
     Loans to JCPenney and affiliates            $  4,481   $  3,708   $  3,129
                                                 ________   ________   ________

                                                 $  4,482   $  3,708   $  3,129
                                                 ========   ========   ========

     LIABILITIES AND EQUITY OF JCPENNEY

     Short-term debt                             $  3,222   $  2,518   $  1,924

     Due to JCPenney                                   38         13         18
                                                   ______     ______     ______
     Total liabilities                           $  3,260   $  2,531   $  1,942

     Equity of JCPenney:
              Common stock (including
              contributed capital), par
              value $100:
              Authorized, 750,000 shares
              Issued, 500,000 shares                 $145       $145       $145

     Reinvested earnings                         $  1,077   $  1,032   $  1,042
                                                 ________  _________   ________

     Total equity of JCPenney                    $  1,222   $  1,177   $  1,187
                                                 ________   ________   ________
                                                 $  4,482   $  3,708   $  3,129
                                                 ========   ========   ========

     Consolidated Statements of Cash Flows
     (Dollars in millions)





                                                        39 weeks ended
                                             _________________________________
                                               Oct. 30,              Oct. 31,
                                                 1999                  1998
                                               ________              ________

     Operating Activities
          Net Income                          $      35             $      25
          (Increase) Decrease in loans to
          JCPenney                               (1,353)               (1,117)
          (Decrease) Increase in amount due
          to JCPenney                                20                   (10)
                                                _______                _______
                                                 (1,298)               (1,102)
                                                ________              ________

     Financing Activities
          Increase (Decrease) in short-term
          Debt                                    1,298                 1,102
                                                  _____                 _____


     Increase (Decrease) in cash                    -1-                   -0-

     Cash at beginning of year                      -0-                   -0-
                                                 ______                ______

     Cash at end of third quarter             $     -1-             $     -0-
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


     For the third quarter of 1999, income, expenses, and provision for taxes increased as compared with the third quarter of 1998, as a result of higher average borrowing levels. Borrowing levels averaged $2,923 million during the 1999 third quarter as compared with $2,172 million during the comparable 1998 period. At the end of the third quarter of 1999, borrowing levels were $3,222 million as compared with $2,518 million at the end of the third quarter of 1998. Average interest rates for the third quarter of 1999 increased 7 basis points as compared with the third quarter of 1998. For the nine month period ended October 30, 1999, income, expenses, and provision for taxes increased as compared to the 1998 comparable period. These increases were a result of higher average borrowing levels. Borrowing levels averaged $2,549 million for the first nine months of 1999 as compared with $1,781 million in the comparable 1998 period due to an increase in JCPenney's general capital needs. For the nine month period in 1999, average rates decreased 22 basis points as compared with the same period in 1998.

     JCPenney has initiated actions to address the Year 2000 issue relating to Funding. Year 2000 readiness work was more than 99 per cent complete as of October 30, 1999. Since January 1999, JCPenney has been retesting all systems critical to JCPenney's core businesses. JCPenney has also focused on the Year 2000 readiness of its suppliers and service providers, both independently and in conjunction with the National Retail Federation.
     Total costs associated with these efforts are not expected to have a material impact on the financial results of either JCPenney or Funding. In addition, Funding has communicated with its commercial paper dealers to determine their Year 2000 readiness. However, there can be no guarantee that the systems of these commercial paper dealers, on which Funding relies, will be converted in a timely manner, or that a failure to convert would not have a material adverse effect on Funding's operations.


          SUBSEQUENT EVENT

     On December 6, 1999, JCPenney completed the previously announced sale of its proprietary credit card business to General Electric Capital Corporation.


     PART II - OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K
                      ________________________________

               (a)  Exhibits

                    The following documents are filed as exhibits to this report:

                    4(a) Amended and Restated 364-Day Revolving Credit Agreement dated as of October 1, 1999, among J.C.Penney Company, Inc. and J.C.Penney Funding Corporation, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, Salomon Smith Barney Inc., as Syndication Agent, and Bank of America, N.A. and Credit Suisse First Boston, as Co-Documentation Agents.

                    27 Financial Data Schedule for the nine months ended Oct. 30, 1999.

               (b)  Reports on Form 8-K
                    ___________________
                    None

                                   SIGNATURES
                                   __________


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        J. C. PENNEY FUNDING CORPORATION


                                        By:  /s/ W. J. Alcorn
                                           __________________________

                                             W. J. Alcorn
                                             Controller
                                             (Principal Accounting Officer)

     Date: December 13, 1999