Form 10-K405
period 2000-01-29
PENNEY J C FUNDING CORP
filed 2000-04-26
CIK 77193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the 52 weeks ended January 29, 2000       Commission file number 1-4947-1

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: NONE

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 500,000 shares of Common Stock of $100 par value, as of April 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's 1999 Annual Report ("1999 Annual Report") are incorporated into Parts I, II, and IV. Portions of J. C. Penney Company, Inc.'s 1999 Annual Report to Stockholders ("JCPenney's 1999 Annual Report") are incorporated into Part I.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

1.       BUSINESS.

         J. C. Penney Funding Corporation ("Funding"), which was incorporated in Delaware in 1964, is a wholly-owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"), also incorporated in Delaware. Funding's executive offices are located in JCPenney's offices in Plano, Texas. Its business consists of financing a portion of JCPenney's operations through loans to JCPenney.

         JCPenney, a company founded by James Cash Penney in 1902 and incorporated in 1924, is a major retailer operating approximately 1,140 JCPenney department stores in all 50 states, Puerto Rico, and Mexico. In addition, the Company operates 37 department stores in Brazil under the Renner name. The major portion of JCPenney's business consists of providing merchandise and services to consumers through department stores that include catalog departments. JCPenney stores market predominantly family apparel, jewelry, shoes, accessories, and home furnishings. In addition, JCPenney, through its wholly-owned subsidiary, Eckerd Corporation, operates a chain of approximately 2,600 drugstores located throughout the Southeast, Sunbelt and Northeast regions of the United States. JCPenney, through its wholly-owned subsidiary, J. C. Penney Direct Marketing Services, Inc., also has several subsidiaries which market life, health, accident and credit insurance as well as a growing portfolio of membership services to both domestic and international customers. JCPenney's total revenues for the 52 weeks ended January 29, 2000 were $32.510 billion and net income was $336 million. Pursuant to the terms of financing agreements between Funding and JCPenney, payments from JCPenney to Funding are designed to produce earnings sufficient to cover Funding's fixed charges, principally interest on borrowings, at a coverage ratio mutually agreed upon between Funding and JCPenney. (See "Loan Agreement" below.) The earnings to fixed charges coverage ratio has historically been, and in fiscal 1999 was, at least 1.5 to 1.

         OPERATIONS OF FUNDING. To finance the operations of JCPenney as described under "Business" above, Funding sells its short-term notes (commercial paper) to investors through dealer-placed programs. The short-term notes are guaranteed on a subordinated basis by JCPenney. Funding has, from time to time, issued long-term debt in public and private markets in the United States and abroad. Funding also has in place arrangements for short-term bank borrowings. Short-term debt in fiscal 1999 averaged $2,475 million compared to $1,938 million in fiscal 1998 and $2,247 million in fiscal 1997. Short-term debt rates averaged 5.5 percent in fiscal 1999, compared to 5.5 percent in fiscal 1998 and 5.6 percent in fiscal 1997. Interest expense increased in fiscal 1999 compared to fiscal 1998 due to higher average borrowing levels with flat short-term interest rates. Interest expense decreased in fiscal
1998 compared to fiscal 1997 due to lower borrowing levels and lower short-term interest rates.

         CREDIT OPERATIONS OF JCPENNEY. Virtually all types of merchandise and services sold by JCPenney in the United States, Puerto Rico, and Mexico may be purchased on JCPenney's revolving credit card. In addition, JCPenney accepts American Express, Diners Club (Mexico and Brazil only), Discover (United States and Puerto Rico only), MasterCard, and Visa at JCPenney stores, catalog, and drugstores throughout the 50 states, Puerto Rico, Mexico, and Brazil. On December 6, 1999, JCPenney completed its sale to General Electric Capital Corporation and certain of its affiliates of substantially all of the assets relating to JCPenney's consumer and commercial private label credit card business. For additional information regarding the credit card operations of JCPenney, see "Net Interest Expense and Credit Operations" (page 20), which appears in the section of JCPenney's 1999 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

         COMMITTED BANK CREDIT FACILITIES. Committed bank credit facilities available to Funding and JCPenney as of January 29, 2000 amounted to $3.0 billion. These facilities, as amended and restated, support commercial paper borrowing arrangements and include a $1.5 billion, 364-day revolver and a $1.5 billion, five-year revolver. (See page 3 of Funding's 1999 Annual Report which is incorporated herein by reference.)

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

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Balance Sheets of Funding as of January 29, 2000 and January 30, 1999, and the related statements of income, reinvested earnings, and cash flows for each of the years in the three-year period ended January 29, 2000, appearing on pages 4 through 6 of Funding's 1999 Annual Report, together with the related notes and the Independent Auditors' Report of KPMG LLP, independent certified public accountants, appearing on page 7 of Funding's 1999 Annual Report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 3 thereof, the section of Funding's 1999 Annual Report entitled "Five Year Financial Summary" appearing on page 8 thereof, and the unaudited quarterly financial highlights ("Quarterly Data") appearing on page 9 thereof, are incorporated herein by reference in response to Item 8 of Form 10-K.

9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                     PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.

         (a)(1)   All Financial Statements.

                  See Item 8 of this Form 10-K for financial statements incorporated by reference to Funding's 1999 Annual Report.

         (a)(2)   Financial Statement Schedules.

                  All schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the financial statements or in the notes to the financial statements incorporated by reference to Funding's 1999 Annual Report.

         (a)(3)   Exhibits.

                  See separate Exhibit Index on pages G-1 through G-5.

         (b)      Reports on Form 8-K filed during the fourth quarter of fiscal
                  1999.

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

                                       J. C. PENNEY FUNDING CORPORATION
                                                    (Registrant)

                                       By: /s/ M. P. Dastugue
                                          ---------------------------------
                                           M. P. Dastugue
                                           Chairman of the Board



Dated: April 25, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                 TITLE                         DATE
    ----------                 -----                         ----
/s/ M. P. Dastugue       Chairman of the Board           April 25, 2000
--------------------     (principal executive
M. P. Dastugue           officer); Director


M. D. Porter*            President                       April 25, 2000
--------------------     (principal financial
M. D. Porter             officer)


W. J. Alcorn*            Controller (principal           April 25, 2000
--------------------     accounting officer)
W. J. Alcorn


D. A. Mckay*             Director                        April 25, 2000
--------------------
D. A. McKay


*By: /s/ M. P. Dastugue
    --------------------
     M. P. Dastugue
     Attorney in Fact

                                  EXHIBIT INDEX

         EXHIBIT

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

       (f) Amendment and Restatement Agreement to 364-Day Revolving Credit Agreement, dated as of October 1, 1999, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, Salomon Smith Barney Inc., as Syndication Agent, and Bank of America, N.A. and Credit Suisse First Boston, as Co-Documentation Agents (incorporated by reference to Exhibit 4(a) to Funding's Quarterly Report on Form 10-Q for the 13 and 39 weeks ended October 30, 1999*).

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

                                  EXHIBIT INDEX

         EXHIBIT
         -------

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

                                  EXHIBIT INDEX

         EXHIBIT

10.      MATERIAL CONTRACTS

         THE CORPORATION HAS NO COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED AS EXHIBITS TO THIS REPORT PURSUANT TO ITEM 14(c) OF THIS REPORT.

         (a) Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding's Current Report on Form 8-K, Date of Report - January 28, 1986*).

         (b) Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding's Current Report on Form 8-K, Date of Report - December 31, 1986*).

         (c) Amendment No. 2 to Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 10(e) to Funding's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

13.      ANNUAL REPORT TO SECURITY HOLDERS

         Excerpt from Funding's 1999 Annual Report.

23.      INDEPENDENT AUDITORS' CONSENT

24.      POWER OF ATTORNEY

27.      FINANCIAL DATA SCHEDULE

         Financial Data Schedule for the 52 week period ended January 29, 2000.

99.      ADDITIONAL EXHIBITS

         Excerpt from JCPenney's 1999 Annual Report to Stockholders.

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