Form 10-Q
period 2000-04-29
PENNEY J C FUNDING CORP
filed 2000-06-13
CIK 77193

                          SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.
                                           20549

                                     ___________

                                      FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                      __________

     For the 13 week period                      Commission File Number 1-4947-1
       ended April 29, 2000

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

     500,000 shares of Common Stock of $100 par value, as of April 29, 2000.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)
     (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

     PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
              ____________________


     The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited financial statements included in Funding's Annual Report on Form 10-K for the 52 weeks ended January 29, 2000.


     Statements of Income and Reinvested Earnings
     (Dollars in millions)


                                                       13 weeks ended
                                                   ____________________
                                                    April 29,    May 1,
                                                       2000       1999
                                                   __________  ________


     Interest earned from
          JCPenney and affiliates                   $      5    $   47


     Interest expense                                      3        31
                                                         ___       ___

     Income before income taxes                            2        16

     Income taxes                                          1         6
                                                        ____       ___

     Net income                                            1        10

     Reinvested earnings at
        beginning of period                            1,088     1,042
                                                       _____    ______

     Reinvested earnings at
          end of period                                1,089     1,052
                                                       =====    ======

     Balance Sheets
     (Dollars in millions)




                                                 April 29,    May 1,    Jan. 29,
                                                   2000        1999       2000
                                                 ________    ________   ________
     ASSETS

     Loans to JCPenney and affiliates            $  1,277   $ 3,217    $  1,588
                                                 ________   _______    ________
                                                 $  1,277   $ 3,217    $  1,588
                                                 ========   =======    ========

     LIABILITIES AND EQUITY OF JCPENNEY

     Short-term debt                             $     18   $ 1,995    $    330

     Due to JCPenney                                   25        25          25
                                                 ________   _______    ________
     Total liabilities                                 43     2,020         355

     Equity of JCPenney:
          Common stock (including
          contributed capital), par value
          $100:
          Authorized, 750,000 shares
          Issued, 500,000 shares                      145       145         145

     Reinvested earnings                            1,089     1,052       1,088
                                                   ______    ______      ______

     Total equity of JCPenney                       1,234     1,197       1,233
                                                   ______    ______      ______

                                                 $  1,277   $ 3,217    $  1,588
                                                 ========   =======    ========

     Consolidated Statements of Cash Flows
     (Dollars in millions)



                                                       13 weeks ended
                                                   ____________________
                                                    April 29,    May 1,
                                                       2000       1999
                                                   __________  ________
     Operating Activities

     Net income                                     $     1    $    10
     (Increase)Decrease in loans to
         JCPenney                                       311        (88)
     (Decrease)Increase in amount due to
         JCPenney                                         0          7
                                                    ________   ________
                                                        312        (71)
                                                    ________   ________

     Financing Activities

     Increase (Decrease) in short-term debt            (312)        71
                                                    ________   ________

     Increase in cash                                     0          0
     Cash at beginning of year                            0          0
                                                    ________   ________
     Cash at end of first quarter                   $     0    $     0
                                                    ========   ========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

     Funding derives earnings on loans to JCPenney under the terms of the loan agreement which provides for unsecured loans to be made by Funding to JCPenney. Additionally, in order to maintain Funding's income at defined coverage ratios, Funding s income is supplemented by charges to JCPenney. The income of Funding is designed to cover Funding's fixed charges (interest expense) at a coverage ratio mutually agreed upon by Funding and JCPenney. The earnings to fixed charges coverage ratio has historically been at least one and one-half times.

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

     Funding's borrowing levels have been substantially reduced as a result of loan repayments by JCPenney in connection with the sale of JCPenney's credit card receivables and credit facilities to General Electric Capital Corporation (GECC) on December 6, 1999. JCPenney used a part of the proceeds to repay a portion of its loan from Funding. Funding in turn used the proceeds to pay down its short term commercial paper debt.

     For the first quarter of 2000, income, expenses, and provision for taxes decreased as compared with the first quarter of 1999, as a result of lower average borrowing levels. Borrowing levels averaged $208 million during the 2000 first quarter as compared with $2,397 million during the comparable 1999 period. At the end of the first quarter of 2000, borrowing levels were $18 million as compared with $1,995 million at the end of the first quarter of 1999. For the first quarter of 2000, average interest rates increased 101 basis points as compared with the same period in 1999.

     Subsequent Events
     _________________

          On May 2, 2000, the Company announced that it was exploring strategic alternatives related to its J. C. Penney Direct Marketing Services, Inc.
     (DMS) subsidiary, including, but not limited to, a sale or joint venture of the business. It is currently expected that the DMS transaction will be completed by the end of fiscal 2000, and that proceeds will be used to pay down debt and repurchase common stock.

     PART II - OTHER INFORMATION



               Item 6.  Exhibits and Reports on Form 8-K
                        ________________________________

                    (a) Exhibits

                        The following document is filed as an exhibit to this report:

                        27 Financial Data Schedule for the three months ended April 29, 1999.


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








                              J. C. PENNEY FUNDING CORPORATION




                              By: /s/ W. J. Alcorn
                              ______________________________________
                                      W. J. Alcorn
                                      Controller
                                      (Principal Accounting Officer)


     Date:  June 12, 2000