Form 10-Q
period 2000-07-29
PENNEY J C FUNDING CORP
filed 2000-09-12
CIK 77193

                          SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.
                                        20549

                                     ___________

                                      FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                      __________

     For the 13 week and 26 week periods        Commission File Number 1-4947-1
     ended July 29, 2000

                           J. C. PENNEY FUNDING CORPORATION
     __________________________________________________________________________
     (Exact name of registrant as specified in its charter)


                Delaware                                    51-0101524
     __________________________________________________________________________
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)                Identification No.)


     6501 Legacy Drive, Plano, Texas                        75024-3698
     __________________________________________________________________________
     (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code    972-431-1000
                                                          _____________________

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

     500,000 shares of Common Stock of $100 par value, as of July 29, 2000.

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


     Statements of Income and Reinvested Earnings
     (Dollars in millions)



                                         13 weeks ended         26 weeks ended
                                         ______________         ______________
                                       July 29,  July 31,     July 29,  July 31,
                                         2000     1999          2000      1999
                                         ____     ____          ____      ____
     Interest earned from
          JCPenney and affiliates      $   -     $   47       $    5    $   94

     Interest expense                      -         31            3        62
                                        ______     ____         ____      ____

     Income before income taxes            -         16            2        32
     Income taxes                          -          6            1        12
                                        _____      ____         ____      ____

     Net income                            -        10            1        20

     Reinvested earnings at
          beginning of period          1,089      1,052        1,088     1,042
                                       _____      _____        _____    ______
     Reinvested earnings at
          end of period               $1,089     $1,062       $1,089    $1,062
                                      ======     ======       ======    ======

     Balance Sheets
     (Dollars in millions)



                                                 July 29,   July 31,    Jan. 29,
                                                   2000       1999        2000
                                                 _______    _______     _______
     ASSETS
     Loans to JCPenney and affiliates            $1,362     $3,770     $1,588
                                                 ______     ______     ______

                                                 $1,362     $3,770     $1,588
                                                 ======     ======     ======

     LIABILITIES AND EQUITY OF JCPENNEY

     Short-term debt                             $  103     $2,533     $  330

     Due to JCPenney                                 25         30         25
                                                 ______     ______     ______
     Total liabilities                           $  128     $2,563     $  355

     Equity of JCPenney:
          Common stock (including
            contributed capital), par
            value $100:
          Authorized, 750,000 shares
          Issued, 500,000 shares                 $  145     $  145     $  145

     Reinvested earnings                         $1,089     $1,062     $1,088
                                                 ______     ______     ______

     Total equity of JCPenney                    $1,234     $1,207     $1,233
                                                 ______     ______     ______
                                                 $1,362     $3,770     $1,588
                                                 ======     ======     ======

     Consolidated Statements of Cash Flows
     (Dollars in millions)


                                                        26 weeks ended
                                               _____________________________
                                               July 29,              July 31,
                                                 2000                  1999
                                               ________              ________
     Operating Activities
          Net Income                          $       1             $      20
          (Increase) Decrease in loans to
            JCPenney                                226                  (641)

          (Decrease) Increase in amount
            due to JCPenney                           0                    12
                                               ________              _________
                                                    227                  (609)
                                               ________              _________

     Financing Activities
          Increase (Decrease) in
            short-term Debt                        (227)                  609
                                              _________             ________


     Increase (Decrease) in cash                   -0-                    -0-

     Cash at beginning of year                     -0-                    -0-
                                               _______               ________

     Cash at end of second quarter            $    -0-               $    -0-
                                              ========               ========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Funding derives earnings on loans to JCPenney under the terms of the loan agreement which provides for unsecured loans to be made by Funding to JCPenney. Additionally, in order to maintain Funding's income at defined coverage ratios, Funding's income is supplemented by charges to JCPenney. The income of Funding is designed to cover Funding's fixed charges (interest expense) at a coverage ratio mutually agreed upon by Funding and JCPenney. The earnings to fixed charges coverage ratio has historically been at least one and one-half times.

     Funding issues commercial paper through Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Merrill Lynch Money Markets Inc., and Morgan Stanley Dean Witter to corporate and institutional investors in the domestic market. The commercial paper is guaranteed by JCPenney on a subordinated basis. The commercial paper is rated: "A2" by Standard and Poor's Corporation, "P2" by Moody's Investors Service, and "F2" by Fitch Investor's Service, Inc.

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

     For the second quarter of 2000, income, expenses, and provision for taxes decreased as compared with the second quarter of 1999, as a result of lower average borrowing levels. Borrowing levels averaged $9 million during the 2000 second quarter as compared with $2,327 million during the comparable 1999 period. At the end of the second quarter of 2000, borrowing levels were $103 million as compared with $2,533 million at the end of the second quarter of 1999. Average interest rates for the second quarter of 2000 increased 153 basis points as compared with the second quarter of 1999. For the six-month period ended July 29, 2000, income, expenses, and provision for taxes decreased as compared to the 1999 comparable period. These decreases were a result of lower borrowing levels. Borrowing levels averaged $109 million for the first half of 2000 as compared with $2,362 million in the comparable 1999 period due to a decrease in JCPenney's general capital needs. For the six-month period in 2000, average interest rates increased 98 basis points as compared with the same period in 1999.

     PART II - OTHER INFORMATION


          Item 6.     Exhibits and Reports on Form 8-K
                      ________________________________

               (a)    Exhibits

                      The following document is filed as an exhibit to this report:

                      27 Financial Data Schedule for the six months ended July 29, 2000.

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





                                        J. C. PENNEY FUNDING CORPORATION


                                        By:  /s/ W. J. Alcorn
                                            ___________________________________
                                             W. J. Alcorn
                                             Controller
                                             (Principal Accounting Officer)



     Date: September 12, 2000