Form 10-Q
period 2000-10-28
PENNEY J C FUNDING CORP
filed 2000-12-12
CIK 77193

                                                                (Conformed Copy)


                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                  ___________

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                                  __________

For the 13 week and 39 week periods             Commission File Number 1-4947-1
ended October 28, 2000

                       J. C. PENNEY FUNDING CORPORATION
    -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                  51-0101524
    -----------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification No.)


       6501 Legacy Drive, Plano, Texas                        75024-3698
    -----------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)


      Registrant's telephone number, including area code    972-431-1000
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

500,000 shares of Common Stock of $100 par value, as of October 28, 2000.

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


Statements of Income and Reinvested Earnings
(Dollars in millions)


                                                                   13 weeks ended                  39 weeks ended
                                                               ------------------------         -----------------------
                                                                Oct. 28,        Oct 30,         Oct. 28,        Oct 30,
                                                                  2000           1999             2000           1999
                                                                ------          ------          -------         ------
Interest earned from
   JCPenney and affiliates                                      $   23          $   63          $   28           $  156

Interest expense                                                     8              41              11              102
                                                                ------          ------          ------           ------

Income before income taxes                                          15              22              17               54

Income taxes                                                         5               7               6               19
                                                                ------          ------          ------           ------

Net income                                                          10              15              11               35

Reinvested earnings at                                           1,089           1,062           1,088            1,042
    beginning of period                                         ------          ------          ------           ------

Reinvested earnings at
   end of period                                                $1,099          $1,077          $1,099           $1,077
                                                                ======          ======          ======           ======

Balance Sheets
(Dollars in millions)


                                                                Oct. 28,          Oct. 30,             Jan. 29,
                                                                  2000              1999                 2000
                                                                 ------            ------               ------
ASSETS
Cash                                                             $    -            $    1               $    -
Loans to JCPenney and affiliates                                 $1,632            $4,481               $1,588
                                                                 ------            ------               ------

                                                                 $1,632            $4,482               $1,588
                                                                 ======            ======               ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                                                  $  357            $3,222               $  330

Due to JCPenney                                                      31                38                   25
                                                                 ------            ------               ------
Total liabilities                                                $  388            $3,260               $  355

Equity of JCPenney:
    Common stock (including contributed capital),
     par value $100:
    Authorized, 750,000 shares                                   $  145            $  145               $  145
    Issued, 500,000 shares

Reinvested earnings                                              $1,099            $1,077               $1,088
                                                                 ------            ------               ------

Total equity of JCPenney                                         $1,244            $1,222               $1,233
                                                                 ------            ------               ------
                                                                 $1,632            $4,482               $1,588
                                                                 ======            ======               ======

Consolidated Statements of Cash Flows
(Dollars in millions)



                                                                                39 weeks ended
                                                                         -------------------------------
                                                                         Oct. 28,               Oct. 30,
                                                                           2000                   1999
                                                                         --------              ---------

Operating Activities
   Net Income                                                             $  11                $    35
   (Increase) Decrease in loans to
   JCPenney                                                                 (44)                (1,353)
   (Decrease) Increase in amount due
   to JCPenney                                                                6                     20
                                                                          -----                -------
                                                                            (27)                (1,298)
                                                                          -----                -------

Financing Activities
   Increase (Decrease) in short-term
   Debt                                                                      27                  1,298
                                                                          -----                -------


Increase (Decrease) in cash                                                 -0-                    -1-

Cash at beginning of year                                                   -0-                    -0-
                                                                          -----                -------

Cash at end of third quarter                                              $ -0-                $   -1-
                                                                          =====                =======

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

Funding issues commercial paper through Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Merrill Lynch Money Markets Inc., and Morgan Stanley Dean Witter to corporate and institutional investors in the domestic market. The commercial paper is guaranteed by JCPenney on a subordinated basis. The commercial paper is rated: "A3" by Standard and Poor's Corporation, and "P3" by Moody's Investor's Service.

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

For the third quarter of 2000, income, expenses, and provision for taxes decreased as compared with the third quarter of 1999 as a result of lower average borrowing levels. Borrowing levels averaged $426 million during the 2000 third quarter as compared with $2,923 million during the comparable 1999 period. At the end of the third quarter of 2000, borrowing levels were $357 million as compared with $3,222 million at the end of the third quarter of 1999. Average interest rates for the third quarter of 2000 increased 140 basis points as compared with the third quarter of 1999. For the nine-month period ended October 28, 2000, income, expenses, and provision for taxes decreased as compared to the 1999 comparable period. These decreases were a result of lower borrowing levels. Borrowing levels averaged $215 million for the first nine months of 2000 as compared with $2,549 million in the comparable 1999 period due to a decrease in JCPenney's general capital needs. For the nine-month period in 2000, average interest rates increased 136 basis points as compared with the same period in 1999.

PART II - OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K.
           --------------------------------


      (a)  Exhibits
           --------

           The following document is filed as an exhibit to this report:

           27  Financial Data Schedule for the nine months ended
               Oct. 28, 2000.

      (b)  Reports on Form 8-K
           -------------------

           None.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                J. C. PENNEY FUNDING CORPORATION


                                By: /s/ W. J. Alcorn
                                    -----------------------------------
                                     W. J. Alcorn
                                     Controller
                                     (Principal Accounting Officer)


Date: December 11, 2000