Form 10-Q/A
period 2000-10-28
PENNEY J C FUNDING CORP
filed 2001-04-24
CIK 77193

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                  ___________

                                  FORM 10-Q/A

                              Amendment No. 1 to
               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

500,000 shares of Common Stock, $100 par value, as of October 28, 2000.

  J. C. Penney Funding Corporation hereby amends its Quarterly Report on Form 10-Q for the 13 week and 39 week periods ending October 28, 2000, initially filed with the Securities and Exchange Commission on December 12, 2000. This Amendment No. 1 is being filed to restate our financial statements for the 13 week and 39 week periods ended October 28, 2000 included in Item 1 of Part I-- Financial Statements, reflecting correction of an overstatement of interest income as a result of an inadvertent calculation error.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

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


Statements of Income and Reinvested Earnings
(Dollars in millions)


                                                                   13 weeks ended                  39 weeks ended
                                                               -----------------------          ------------------------
                                                                Oct. 28,        Oct 30,         Oct. 28,         Oct 30,
                                                                  2000            1999             2000            1999
                                                               -------          ------          -------          -------
Interest earned from
   JCPenney and affiliates                                      $   11          $   63           $   16          $  156

Interest expense                                                     7              41               10             102
                                                                ------          ------           ------          ------

Income before income taxes                                           4              22                6              54
Income taxes                                                         1               7                2              19
                                                                ------          ------           ------          ------

Net income                                                           3              15                4              35

Reinvested earnings at                                           1,089           1,062            1,088           1,042
    Beginning of period                                         ------          ------           ------          ------

Reinvested earnings at
   end of period                                                $1,092          $1,077           $1,092          $1,077
                                                                ======          ======           ======          ======

Balance Sheets
(Dollars in millions)


                                                                 Oct. 28,          Oct. 30,              Jan.29,
                                                                   2000              1999                 2000
                                                                  ------            ------               ------
ASSETS
Cash                                                              $    -            $    1               $    -
Loans to JCPenney and affiliates                                  $1,621            $4,481               $1,588
                                                                  ------            ------               ------

                                                                  $1,621            $4,482               $1,588
                                                                  ======            ======               ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                                                   $  357            $3,222               $  330

Due to JCPenney                                                       27                38                   25
                                                                  ------            ------               ------
Total liabilities                                                 $  384            $3,260               $  355

Equity of JCPenney:
    Common stock (including contributed capital), par
     value $100:                                                  $  145            $  145               $  145
    Authorized, 750,000 shares
    Issued, 500,000 shares

Reinvested earnings                                               $1,092            $1,077               $1,088
                                                                  ------            ------               ------

Total equity of JCPenney                                          $1,237            $1,222               $1,233
                                                                  ------            ------               ------
                                                                  $1,621            $4,482               $1,588
                                                                  ======            ======               ======

Consolidated Statements of Cash Flows
(Dollars in millions)



                                                                                39 weeks ended
                                                                         ------------------------------
                                                                         Oct. 28,              Oct. 30,
                                                                           2000                  1999
                                                                         ------                -------
Operating Activities
   Net Income                                                             $   4                $    35
   (Increase) Decrease in loans to
   JCPenney                                                                 (33)                (1,353)
   (Decrease) Increase in amount due
   to JCPenney                                                                2                     20
                                                                          -----                -------
                                                                            (27)                (1,298)
                                                                          -----                -------

Financing Activities
   Increase (Decrease) in short-term
   Debt                                                                      27                  1,298
                                                                          -----                -------


Increase (Decrease) in cash                                                 -0-                    -1-

Cash at beginning of year                                                   -0-                    -0-
                                                                          -----                -------

Cash at end of third quarter                                              $ -0-                $   -1-
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

Date: April 24, 2001