Form 10-K405
period 2001-01-27
PENNEY J C FUNDING CORP
filed 2001-04-24
CIK 77193

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the 52 weeks ended January 27, 2001  Commission file number 1-4947-1

                       J. C. Penney Funding Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                               51-0101524
        ------------------------                ------------------------
        (State of incorporation)                (I.R.S. Employer ID No.)

    6501 LEGACY DRIVE, PLANO, TEXAS                     75024-3698
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:       (972) 431-1000
---------------------------------------------------       --------------
Securities registered pursuant to Section 12(b) of the Act:         None
-----------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:         None
----------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              ---

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 500,000 shares of Common Stock of $100 par value, as of April 19, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

    Portions of Registrant's 2000 Annual Report ("2000 Annual Report") are incorporated into Parts I, II, and IV. Portions of J. C. Penney Company, Inc.'s 2000 Annual Report to Stockholders ("JCPenney's 2000 Annual Report") are incorporated into Part I.

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

     JCPenney, a company founded by James Cash Penney in 1902 and incorporated in 1924, is a major retailer operating approximately 1,100 domestic and international JCPenney department stores in all 50 states, Puerto Rico, and Mexico. In addition, the Company operates 49 department stores in Brazil under the Renner name. The major portion of JCPenney's business consists of providing merchandise and services to consumers through department stores that include catalog departments. JCPenney stores and catalog markets predominantly family apparel, jewelry, shoes, accessories, and home furnishings. In addition, JCPenney, through its subsidiary, Eckerd Corporation, operates a chain of approximately 2,640 drugstores located throughout the Southeast, Sunbelt and Northeast regions of the United States.

     On March 7, 2001, JCPenney signed a definitive agreement with a U.S. subsidiary of AEGON N.V. for the sale of JCPenney's J. C. Penney Direct Marketing Services, Inc. ("DMS") subsidiary, consisting of the stock of its insurance subsidiaries and related businesses. At closing JCPenney will receive approximately $1.3 billion plus settlements from intercompany accounts. Concurrent with the closing, JCPenney will enter into a 15-year marketing and licensing arrangement with the AEGON N.V. subsidiary, pursuant to which JCPenney or its agent will receive cash payments with a present value up to $300 million.

     JCPenney's total revenues for the 52 weeks ended January 27, 2001 were $31.8 billion and net loss was $705 million. Pursuant to the terms of financing agreements between Funding and JCPenney, payments from JCPenney to Funding are set to produce earnings sufficient to cover Funding's fixed charges, principally interest on borrowings, at a coverage ratio mutually agreed upon between Funding and JCPenney. (See "Loan Agreement" below.) The earnings to fixed charges coverage ratio has historically been, and in fiscal 2000 was, at least 1.5 to 1.

     Operations of Funding.  To assist in financing the operations of JCPenney
     ---------------------
as described under "Business" above,

Funding from time to time sells its short-term notes (commercial paper) to investors through dealer-placed programs. The short-term notes are guaranteed on a subordinated basis by JCPenney. Funding has, from time to time, issued long-term debt in public and private markets in the United States and abroad. Funding also has in place arrangements for short-term bank borrowings. Short-term debt in fiscal 2000 averaged $193 million compared to $2,475 million in fiscal 1999 and $1,938 million in fiscal 1998. Short-term debt rates averaged 6.7 percent in fiscal 2000, compared to 5.5 percent in both fiscal 1999 and 1998. Interest expense decreased in fiscal 2000 compared to fiscal 1999 due to lower borrowing levels.

     Credit Operations of JCPenney.  On December 6, 1999, JCPenney sold its
     -----------------------------
revolving credit card balances and credit operations to General Electric Capital Corporation and certain of its affiliates, including substantially all of the assets relating to JCPenney's consumer and commercial private label credit card business. For additional information regarding the sale of the credit card operations of JCPenney, see "Sale of Receivables and Acquisitions" (page 21), which appears in the section of JCPenney's 2000 Annual Report entitled "Notes to the Consolidated financial Statements."

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

     Committed Bank Credit Facility.  A committed bank credit facility is
     ------------------------------
available to Funding and JCPenney as of January 27, 2001 in the amount of $1.5 billion. This facility, as amended and restated, supports commercial paper borrowing arrangements and consists of a $1.5 billion, five-year revolver. (See page 3 of Funding's 2000 Annual Report which is incorporated herein by reference.)

     Employment.  Funding has had no employees since April 30, 1992.
     ----------

     Forward-Looking Statements.
     --------------------------

     This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect Funding's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause Funding's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, and government activity, with respect to both JC Penney and Funding. Investors should take such risks into account when making investment decisions.

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

7A.  Quantitative and Qualitative Disclosures About Market Risk.
     ----------------------------------------------------------

     As of January 27, 2001 Funding has no investments. If it had short term investments they would be in short term financial instruments with original maturities of three months or less. Such investments are subject to interest rate risk and may have a small decline in value if interest rates increase. Since the financial instruments are of short duration, a change of 100 basis points in interest rates would not have a material effect on Funding's financial condition.

     As of January 27, 2001 Funding had no long-term debt. Funding was a potential borrower under a five-year revolving credit facility with JCPenney. To the extent that fluctuating rate loans were used, borrowings under the facility would be affected by interest rate changes. As of January 27, 2001 no borrowings had been made under this facility. Funding does not believe that a change of 100 basis points in interest rates would have a material effect on Funding's financial condition.

8.   Financial Statements and Supplementary Data.
     -------------------------------------------

     The Balance Sheets of Funding as of January 27, 2001 and January 29, 2000, and the related statements of income, reinvested earnings, and cash flows for each of the years in the three-year period ended January 27, 2001, appearing on pages 4 through 6 of Funding's 2000 Annual Report, together with the related notes and the Independent Auditors' Report of KPMG LLP, independent certified public accountants, appearing on page 7 of Funding's 2000 Annual Report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 3 thereof, the section of Funding's 2000 Annual Report entitled "Five Year Financial Summary" appearing on page 8 thereof, and the unaudited quarterly financial highlights ("Quarterly Data") appearing on page 9 thereof, are incorporated herein by reference in response to Item 8 of Form 10-K.

9.   Changes in and Disagreements With Accountants
     on Accounting and Financial Disclosure.
     ---------------------------------------------

     None.


                                    PART IV
                                    -------


14.  Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K.
     --------------------

     (a) 1.  All Financial Statements.

           See Item 8 of this Form 10-K for financial statements incorporated by reference to Funding's 2000 Annual Report.

     (a) 2.  Financial Statement Schedules.

           All schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the financial statements or in the notes to the financial statements incorporated by reference to Funding's 2000 Annual Report.

     (a) 3.  Exhibits.

           See separate Exhibit Index on pages G-1 through G-5.

     (b)   Reports on Form 8-K filed during the fourth quarter of fiscal 2000.

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


                              J. C. PENNEY FUNDING CORPORATION
                              --------------------------------
                                         (Registrant)



                              By:   /s/ M. P. Dastugue
                                  ---------------------------
                                  M. P. Dastugue
                                  Chairman of the Board



Dated: April 24, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signatures                    Title                   Date
  ----------                    -----                   ----


/s/ M. P. Dastugue       Chairman of the Board     April 24, 2001
------------------
M. P. Dastugue           (principal executive
                         officer); Director


/s/ M. D. Porter*        President                 April 24, 2001
-----------------
M. D. Porter             (principal financial
                         officer)

/s/ W. J. Alcorn*        Vice President and        April 24, 2001
-----------------
W. J. Alcorn             Controller (principal
                         accounting officer)

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

13. Annual Report to Security Holders
    ---------------------------------

        Excerpt from Funding's 2000 Annual Report.

23. Independent Auditors' Consent
    -----------------------------

99. Additional Exhibits
    -------------------

        Excerpt from JCPenney's 2000 Annual Report to Stockholders.

*SEC file number 1-4947-1

**Funding has entered into identical Commercial Paper Dealer Agreements dated
  February 7, 1997 with each of Merrill Lynch Money Markets Inc., J.P. Morgan Securities Inc., and Morgan Stanley & Co. Incorporated, which agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. Funding agrees to furnish a copy of any of such agreements to the Securities and Exchange Commission upon request.