Form 10-Q
period 2001-04-28
PENNEY J C FUNDING CORP
filed 2001-06-12
CIK 77193

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                   ___________

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   ___________

For the 13 week period                           Commission File Number 1-4947-1
  ended April 28, 2001

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

                                   ___________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x          No ______
    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

500,000 shares of Common Stock of $100 par value, as of April 28, 2001.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         --------------------

The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited financial statements included in Funding's Annual Report on Form 10-K for the 52 weeks ended January 27, 2001.

Statements of Income and Reinvested Earnings
(Dollars in millions)


                                                    13 weeks ended
                                                ---------------------
                                                April 28,    April 29,
                                                  2001         2000
                                                --------     --------

Interest earned from
     JCPenney and affiliates                    $    0       $    5


Interest expense                                     0            3
                                                ------       ------

Income before income taxes                           0            2

Income taxes                                         0            1
                                                ------       ------

Net income                                           0            1

Reinvested earnings at
   beginning of period                           1,093        1,088
                                                ------       ------

Reinvested earnings at
      end of period                              1,093        1,089
                                                ======       ======

Balance Sheets
(Dollars in millions)



                                            April 28,    April 29,    Jan. 27,
                                              2001         2000         2001
                                            ---------    ---------    --------
ASSETS

Loans to JCPenney and affiliates            $1,238       $1,277       $1,240
                                            ------       ------       ------

                                            $1,238       $1,277       $1,240
                                            ======       ======       ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                             $    0       $   18       $    0

Due to JCPenney                                  0           25            2

                                            ------       ------       ------
Total liabilities                                0           43            2

Equity of JCPenney:
   Common stock (including
   contributed capital), par value
   $100:
   Authorized, 750,000 shares
   Issued, 500,000 shares                      145          145          145

Reinvested earnings                          1,093        1,089        1,093
                                            ------       ------       ------

Total equity of JCPenney                     1,238        1,234        1,238
                                            ------       ------       ------

                                            $1,238       $1,277       $1,240
                                            ======       ======       ======

Consolidated Statements of Cash Flows
(Dollars in millions)


                                           13 weeks ended
                                       ---------------------
                                       April 28,    April 29,
                                         2001         2000
                                       --------     --------
Operating Activities

Net income                             $    0       $    1


Decrease in loans to JCPenney               2          311

Decrease in amount due to
JCPenney                                   (2)           0
                                       ------        -----

                                            0          312
                                       ------        -----
Financing Activities

Decrease in short-term debt                 0         (312)
                                       ------        -----
Increase in cash                            0            0

Cash at beginning of year                   0            0
                                       ------       ------
Cash at end of first quarter           $    0       $    0
                                       ======       ======

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations.
          -------------------------

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

Funding from time to time issues commercial paper through Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Merrill Lynch Money Markets Inc., and Morgan Stanley Dean Witter to corporate and institutional investors in the domestic market. The commercial paper is guaranteed by JCPenney on a subordinated basis. The commercial paper is rated "A3" by Standard & Poor's Corporation, "Not-Prime" by Moody's Investors Service, and "B" by Fitch Investors Service, Inc.

JCPenney's financing requirements have been substantially reduced over the last several quarters due to its positive liquidity position. The sale of JCPenney's proprietary credit card receivables to GE Capital in December, 1999 significantly improved the Company's cash position. The Company's liquidity position will be further strengthened upon the expected mid-year 2001 closing of the sale of J. C. Penney Direct Marketing Services, Inc., which is expected to generate cash proceeds after tax of approximately $1.1 billion.

Based on JCPenney's cash position throughout the first quarter of fiscal 2001, there were no requirements to raise cash through Funding. Therefore, no borrowings were made in the first quarter of 2001. Also, no earnings coverage was required resulting in no income, expense, or provision for taxes for the first quarter. Borrowing levels were $18 million at the end of the first quarter of 2000.

PART II - OTHER INFORMATION



     Item 6.     Exhibits and Reports on Form 8-K
                 --------------------------------

         (a)     Exhibits
                 --------

                 None.

         (b)     Reports on Form 8-K
                 -------------------

                 None.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          J. C. PENNEY FUNDING CORPORATION



                                                /s/ W. J. Alcorn
                                          By: ________________________________
                                                W. J. Alcorn
                                                Controller
                                                (Principal Accounting Officer)


Date:  June 11, 2001