Form 10-Q
period 2001-07-28
PENNEY J C FUNDING CORP
filed 2001-09-07
CIK 77193

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549

                                  ___________

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                                  __________

For the 13 week and 26 week periods           Commission File Number 1-4947-1
ended July 28, 2001

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

500,000 shares of Common Stock of $100 par value, as of July 28, 2001.

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


Statements of Income and Reinvested Earnings
(Dollars in millions)


                                                                      13 weeks ended                 26 weeks ended
                                                                      --------------                 --------------
                                                                July 28,        July 29,        July 28,        July 29,
                                                                  2001            2000            2001             2000
                                                                ------          ------          ------           ------
Interest earned from
   JCPenney and affiliates                                      $    0          $    0          $    0           $    5

Interest expense                                                     0               0               0                3
                                                                ------          ------          ------           ------

Income before income taxes                                           0               0               0                2
Income taxes                                                         0               0               0                1
                                                                ------          ------          ------           ------

Net income                                                           0               0               0                1

Reinvested earnings at                                           1,093           1,089           1,093            1,088
   beginning of period                                          ------          ------          ------           ------

Reinvested earnings at
   end of period                                                $1,093          $1,089          $1,093           $1,089
                                                                ======          ======          ======           ======

Balance Sheets
(Dollars in millions)

                                                                July 28,          July 29,              Jan.27,
                                                                   2001              2000                 2001
                                                                 ------            ------               ------
ASSETS
Loans to JCPenney and affiliates                                 $1,240            $1,362               $1,240
                                                                 ------            ------               ------

                                                                 $1,240            $1,362               $1,240
                                                                 ======            ======               ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                                                  $    0            $  103               $    0

Due to JCPenney                                                       2                25                    2

                                                                 ------            ------               ------
Total liabilities                                                $    2            $  128               $    2

Equity of JCPenney:
    Common stock (including contributed capital),
     par value $100:
    Authorized, 750,000 shares
    Issued, 500,000 shares                                       $  145            $  145               $  145

Reinvested earnings                                              $1,093            $1,089               $1,093
                                                                 ------            ------               ------

Total equity of JCPenney                                         $1,238            $1,234               $1,238
                                                                 ------            ------               ------
                                                                 $1,240            $1,362               $1,240
                                                                 ======            ======               ======

Consolidated Statements of Cash Flows
(Dollars in millions)



                                                                    26 weeks ended
                                                             ----------------------------
                                                           July 28,              July 29,
                                                             2001                  2000
                                                            -----                 -----
Operating activities
   Net income                                               $   0                 $   1
   (Increase) decrease in loans to
   JCPenney                                                     0                   226
   (Decrease) increase in amount due
   to JCPenney                                                  0                     0
                                                            -----                 -----
                                                                0                   227
                                                            -----                 -----

Financing activities
   increase (decrease) in short-term
   debt                                                         0                  (227)
                                                            -----                 -----


Increase (decrease) in cash                                     0                     0

Cash at beginning of year                                       0                     0
                                                            -----                 -----

Cash at end of second quarter                               $   0                 $   0
                                                            =====                 =====

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

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

JCPenney's financing requirements have been substantially reduced over the last several quarters due to its positive liquidity position. The sale of J. C. Penney Direct Marketing Services, Inc., which closed in June 2001, generated cash proceeds at closing of approximately $1.3 billion.

Based on JCPenney's positive cash position throughout the second quarter of fiscal 2001, there were no requirements to raise cash through Funding. Therefore, no borrowings were made in the second quarter of 2001. As a result of there being no commercial paper issuance or outstanding amounts in the second quarter, no earnings coverage was required resulting in no income, expense, or provision for taxes for the quarter. Borrowing levels were $103 million at the end of the second quarter of 2000.

Given JCPenney's current liquidity position, it is anticipated that no commercial paper will be issued during the second half of fiscal 2001.

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



                                               J. C. PENNEY FUNDING CORPORATION


                                               By: /s/ W. J. Alcorn
                                                  ------------------------------

                                                  W. J. Alcorn
                                                  Controller
                                                  (Principal Accounting Officer)



Date: September 7, 2001