Form 10-Q
period 2001-10-27
PENNEY J C FUNDING CORP
filed 2001-12-07
CIK 77193

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                   ___________

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   __________

For the 13 week and 39 week periods             Commission File Number 1-4947-1
ended October 27, 2001

                        J. C. PENNEY FUNDING CORPORATION
--------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                      51-0101524
------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)


6501 Legacy Drive, Plano, Texas                               75024-3698
------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code          972-431-1000
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

500,000 shares of Common Stock of $100 par value, as of October 27, 2001.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

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


Statements of Income and Reinvested Earnings
(Dollars in millions)

                                               13 weeks ended                     39 weeks ended
                                               --------------                     --------------
                                         Oct. 27,          Oct 28,          Oct. 27,          Oct. 28,
                                           2001             2000              2001              2000
                                           ----             ----              ----              ----
Interest earned from
        JCPenney and affiliates          $    0           $   11            $    0            $   16

Interest expense                              0                7                 0                10
                                         ------           ------            ------            ------

Income before income taxes                    0                4                 0                 6

Income taxes                                  0                1                 0                 2
                                         ------           ------            ------            ------

Net income                                    0                3                 0                 4

Reinvested earnings at beginning
  of period                               1,093            1,089             1,093             1,088
                                         ------           ------            ------            ------

Reinvested earnings at
       end of period                     $1,093           $1,092            $1,093            $1,092
                                         ======           ======            ======            ======

Balance Sheets
(Dollars in millions)

                                                                  Oct. 27,         Oct. 28,        Jan.27,
                                                                     2001             2000            2001
                                                                  -------          -------         -------
ASSETS

Loans to JCPenney and affiliates                                    $1,240           $1,621         $1,240
                                                                    ------           ------         ------

                                                                    $1,240           $1,621         $1,240
                                                                    ======           ======         ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                                                     $    0           $  357         $    0

Due to JCPenney                                                          2               27              2

                                                                    ------           ------         ------
Total liabilities                                                   $    2           $  384         $    2

Equity of JCPenney:
        Common stock (including contributed capital), par value
        $100:                                                       $  145           $  145         $  145
        Authorized, 750,000 shares
        Issued, 500,000 shares

Reinvested earnings                                                 $1,093           $1,092         $1,093
                                                                    ------           ------         ------

Total equity of JCPenney                                            $1,238           $1,237         $1,238
                                                                    ------           ------         ------
                                                                    $1,240           $1,621         $1,240
                                                                    ======           ======         ======

Consolidated Statements of Cash Flows
(Dollars in millions)


                                                   39 weeks ended
                                                  ----------------
                                                Oct. 27,     Oct. 28,
                                                  2001         2000
                                                --------     --------
Operating Activities

       Net Income                               $    0       $     4

       (Increase) decrease in loans to
       JCPenney                                      0           (33)

       (Decrease) increase in amount due
       to JCPenney                                   0             2
                                                ------       -------
                                                     0           (27)
                                                ------       -------

Financing Activities

       Increase (decrease) in short-term
       debt                                          0            27
                                                ------       -------


Increase (decrease) in cash                          0             0

Cash at beginning of year                            0             0
                                                ------       -------

Cash at end of third quarter                    $    0       $     0
                                                ======       =======

Item 2.       Management's Discussion and Analysis of Financial Condition and
              ----------------------------------------------------------------
              Results of Operations.
              ----------------------

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

Based on JCPenney's positive cash position throughout the third quarter of fiscal 2001, there were no requirements to raise cash through Funding. Therefore, no borrowings were made in the third quarter of 2001. As a result of there being no commercial paper issuance or outstanding amounts in the third quarter, no earnings coverage was required resulting in no income, expense, or provision for taxes for the quarter. Borrowing levels were $357 million at the end of the third quarter of 2000.

Given JCPenney's current liquidity position, it is anticipated that no commercial paper will be issued during the remainder of fiscal 2001.

PART II - OTHER INFORMATION


     Item 6.    Exhibits and Reports on Form 8-K.
                ---------------------------------


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

Date: December 7, 2001