Form 10-K
period 2002-01-26
PENNEY J C FUNDING CORP
filed 2002-04-25
CIK 77193

                                                                  CONFORMED COPY
                                                                  --------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the 52 weeks ended January 26, 2002     Commission file number 1-4947-1

                        J. C. Penney Funding Corporation
              -----------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              -
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None
                                          ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 500,000 shares of Common Stock of $100 par value, as of April 1, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Portions of Registrant's 2001 Annual Report ("2001 Annual Report") are incorporated into Parts I, II, and IV. Portions of J. C. Penney Company, Inc.'s 2001 Annual Report to Stockholders ("JCPenney's 2001 Annual Report") are incorporated into Part I.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

1.   Business.
     --------

     J. C. Penney Funding Corporation ("Funding"), which was incorporated in Delaware in 1964, is a wholly-owned subsidiary of J. C. Penney Corporation, Inc. ("JCPenney"), also incorporated in Delaware. Funding's executive offices are located in JCPenney's offices in Plano, Texas. Its business consists of financing a portion of JCPenney's operations through loans to JCPenney.

     JCPenney, a company founded by James Cash Penney in 1902 and incorporated in 1924, is a major retailer operating 1,075 domestic and international JCPenney department stores in all 50 states, Puerto Rico, and Mexico. In addition, JCPenney operates 54 department stores in Brazil under the Renner name. The major portion of JCPenney's business consists of providing merchandise and services to consumers through department stores, catalog and the Internet. JCPenney sells predominantly family apparel, jewelry, shoes, accessories and home furnishings. In addition, JCPenney, through its subsidiary, Eckerd Corporation, operates a chain of 2,641 drugstores located throughout the Southeast, Sunbelt and Northeast regions of the United States.

     JCPenney's total revenues for the 52 weeks ended January 26, 2002, were approximately $32 billion and net income was $98 million. Pursuant to the terms of financing agreements between Funding and JCPenney, payments from JCPenney to Funding are set to produce earnings sufficient to cover Funding's fixed charges, principally interest on borrowings, at a coverage ratio mutually agreed upon between Funding and JCPenney. (See "Loan Agreement" below.) The earnings to fixed charges coverage ratio has historically been at least 1.5 to 1.

     Holding Company Establishment. Effective January 27, 2002, J. C. Penney
     -----------------------------
Company, Inc. changed its corporate structure to a holding company format. As part of this structure, J. C. Penney Company, Inc. changed its name to J. C. Penney Corporation, Inc. (JCPenney) and became a wholly owned subsidiary of a newly formed affiliated holding company (Holding Company). The new holding company assumed the name J. C. Penney Company, Inc. The Holding Company has no direct subsidiaries other than JCPenney. The Holding Company has no independent assets or operations. All outstanding shares of common and preferred stock were automatically converted into the identical number of and type of shares in the new holding company. Stockholders' ownership interests in the business did not change as a result of the new structure. Shares of the Company remain publicly traded under the same symbol (JCP) on the New York Stock Exchange. The Holding Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCPenney's outstanding debt securities. The guarantee by the Holding Company of certain of JCPenney's outstanding debt securities is full and unconditional.

         Operations of Funding. To assist in financing the operations of
         ---------------------
JCPenney as described under "Business" above, Funding from time to time sells its short-term notes (commercial paper) to investors through dealer-placed programs. The short-term notes are guaranteed on a subordinated basis by JCPenney. Funding has, from time to time, issued long-term debt in public and private markets in the United States and abroad. Funding also has in place arrangements for short-term bank borrowings. Funding had no short-term debt outstanding as of January 26, 2002 nor as of January 27, 2001.

         Liquidity of JCPenney. JCPenney's liquidity continued to strengthen
         ---------------------
during 2001 with $2.8 billion in cash and short-term investments as of January 26, 2002. The strong liquidity position is a result of the following:
(1) improved profitability of operations, which generated approximately
$200 million of free cash flow (operating cash flow after capital expenditures and dividends); (2) the sale of the assets of J. C. Penney Direct Marketing Services, Inc. which netted $1.1 billion in after-tax proceeds; (3) the issuance of $650 million aggregate principal amount of JCPenney's 5% Convertible Subordinated Notes, which generated $630 million in cash proceeds, net of transaction fees; and (4) the establishment of the Eckerd managed care receivable securitization program, which generated $200 million of proceeds. Management believes that the current cash position is adequate to cover debt maturities over the next several years.

As a result of JCPenney's strong liquidity position, it is not anticipated that any external financing will be required in 2002 to fund JCPenney's operating cash needs.

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

     Committed Bank Credit Facility. A committed bank credit facility was
     ------------------------------
available to Funding and JCPenney as of January 27, 2001, in the amount of $1.5 billion. This facility, as amended and restated, supports commercial paper borrowing arrangements and consists of a $1.5 billion, five-year revolver. (See page 3 of Funding's 2001 Annual Report which is incorporated herein by reference.)

     Employment. Funding has had no employees since April 30, 1992.
     ----------

     Forward-Looking Statements.
     --------------------------

     This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect Funding's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause Funding's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, and government activity, with respect to both JCPenney and Funding. Investors should take such risks into account when making investment decisions.

2.   Properties.
     ----------

     Funding owned no physical properties.

3.   Legal Proceedings.
     -----------------

     Funding had no material legal proceedings pending against it.

                                     PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters.
     ---------------------------------------------------------------------

     JCPenney owned all of Funding's outstanding common stock. Funding's common stock was not traded, and no dividends were, or are currently intended to be, declared by Funding on its common stock.

7A.  Quantitative and Qualitative Disclosures About Market Risk. As of January
     ----------------------------------------------------------
26, 2002, Funding had no investments. If it had short term investments, they would be in short term financial instruments with original maturities of three months or less. Such investments are subject to interest rate risk and may have a small decline in value if interest rates increase. Since the financial instruments are of short duration, a change of 100 basis points in interest rates would not have a material effect on Funding's financial condition.

     As of January 26, 2002, Funding had no long-term debt. Funding was a potential borrower under a five-year revolving credit facility with JCPenney. To the extent that fluctuating rate loans were used, borrowings under the facility would be affected by interest rate changes. As of January 26, 2002, no borrowings had been made under this facility. Funding does not believe that a change of 100 basis points in interest rates would have a material effect on Funding's financial condition.

8.   Financial Statements and Supplementary Data.
     -------------------------------------------

     The Balance Sheets of Funding as of January 26, 2002, and January 27, 2001, and the related statements of income, reinvested earnings, and cash flows for each of the years in the three-year period ended January 26, 2002, appearing on pages 4 through 6 of Funding's 2001 Annual Report, together with the related notes and the Independent Auditors' Report of KPMG LLP, independent certified public accountants, appearing on page 7 of Funding's 2001 Annual Report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 3 thereof, the section of Funding's 2001 Annual Report entitled "Five Year Financial Summary" appearing on page 8 thereof, and the unaudited quarterly financial highlights ("Quarterly Data") appearing on page 9 thereof, are incorporated herein by reference in response to
Item 8 of Form 10-K.

9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     ----------

     None.


                                     PART IV
                                     -------

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     ----------------------------------------------------------------

     (a)  1. All Financial Statements.

          See Item 8 of this Form 10-K for financial statements incorporated by reference to Funding's 2001 Annual Report.

     (a)  2. Financial Statement Schedules.

          All schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the financial statements or in the notes to the financial statements incorporated by reference to Funding's 2001 Annual Report.

     (a)  3. Exhibits.

          See separate Exhibit Index on pages G-1 through G-5.

     (b)  Reports on Form 8-K filed during the fourth quarter of fiscal 2001.

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

                                         J. C. PENNEY FUNDING CORPORATION
                                         --------------------------------
                                                   (Registrant)



                                         By:    /s/ M. P. Dastugue
                                             -----------------------------------
                                             M. P. Dastugue
                                             Chairman of the Board

Dated: April 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                       Title                            Date
    ----------                       -----                            ----

 /s/ M. P. Dastugue           Chairman of the Board              April 25, 2002
---------------------
M. P. Dastugue                (principal executive
                              officer); Director

 /s/ M. D. Porter             President                          April 25, 2002
---------------------
M. D. Porter                  (principal financial
                              officer)

 /s/ W. J. Alcorn             Vice President and                 April 25, 2002
---------------------
W. J. Alcorn                  Controller (principal
                              accounting officer)

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

                                  EXHIBIT INDEX

    Exhibit
    -------

10. Material Contracts
    ------------------

    Funding has no compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 14(c) of this Report.

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

         Excerpt from Funding's 2001 Annual Report.

23.  Independent Auditors' Consent
     -----------------------------

99. Additional Exhibits
    -------------------

        Excerpt from JCPenney's 2001 Annual Report to Stockholders.

*SEC file number 1-4947-1

**Funding has entered into identical Commercial Paper Dealer Agreements dated
  February 7, 1997, with each of Merrill Lynch Money Markets Inc., J.P. Morgan Securities Inc., and Morgan Stanley & Co. Incorporated, which agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. Funding agrees to furnish a copy of any of such agreements to the Securities and Exchange Commission upon request.