Form 10-Q
period 2002-04-27
PENNEY J C FUNDING CORP
filed 2002-06-11
CIK 77193

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                   -----------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   ----------

For the 13 week period                           Commission File Number 1-4947-1
ended April 27, 2002

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

500,000 shares of Common Stock of $100 par value, as of April 27, 2002.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly owned subsidiary of J. C. Penney Corporation, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited financial statements included in Funding's Annual Report on Form 10-K for the 52 weeks ended January 26, 2002.


Statements of Income and Reinvested Earnings
(Dollars in millions)

                                                                            13 weeks ended
                                                                       ------------------------
                                                                       April 27,                April 28,
                                                                         2002                     2001
                                                                       ---------                 ---------


Interest earned from
     JCPenney and affiliates                                             $  0                     $ 0



Interest expense                                                            0                       0
                                                                          ---                     ---

Income before income taxes                                                  0                       0

Income taxes                                                                0                       0
                                                                          ---                     ---

Net income                                                                  0                       0

Reinvested earnings at
   beginning of period                                                  1,093                   1,093
                                                                        -----                  ------

Reinvested earnings at
      end of period                                                     1,093                   1,093
                                                                        =====                  ======


Balance Sheets
(Dollars in millions)


                                                                  April 27,           April 28,           Jan. 26,
                                                                    2002                2001                2002
                                                                  ---------           ---------           ------
ASSETS

Loans to JCPenney and affiliates                                  $1,238              $1,238              $1,238
                                                                  ------              ------              ------

                                                                  $1,238              $1,238              $1,238
                                                                  ======              ======              ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                                                   $    0              $    0              $    0

Due to JCPenney                                                        0                   0                   0

Total liabilities                                                      0                   0                   0

Equity of JCPenney:
   Common stock (including
   contributed capital), par value
   $100:
   Authorized, 750,000 shares
   Issued, 500,000 shares

                                                                     145                 145                 145

Reinvested earnings                                                1,093               1,093               1,093
                                                                  ------              ------              ------

Total equity of JCPenney                                           1,238               1,238               1,238
                                                                  ------              ------              ------

                                                                  $1,238              $1,238              $1,238
                                                                  ======              ======              ======

Consolidated Statements of Cash Flows
(Dollars in millions)

                                                                             13 weeks ended
                                                                             ---------------
                                                                      April 27,                          April 28,
                                                                       2002                               2001
                                                                     ---------                          ------
Operating Activities

Net income                                                          $     0                             $     0


Decrease in loans to JCPenney                                             0                                   2

Decrease in amount due to
   JCPenney
                                                                          0                                  (2)
                                                                       ----                               ------

                                                                          0                                   0
                                                                       -----                              -----

Financing Activities

Decrease in short-term debt                                               0                                   0
                                                                       ----                               -----

Increase in cash                                                          0                                   0

Cash at beginning of year                                                 0                                   0
                                                                       -----                              -----
Cash at end of first quarter                                         $    0                              $    0
                                                                     =======                             ======


                                       3

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

Funding from time to time issues commercial paper through Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Merrill Lynch Money Markets Inc., and Morgan Stanley Dean Witter to corporate and institutional investors in the domestic market. The commercial paper is guaranteed by JCPenney on a subordinated basis. The commercial paper is rated "A3" by Standard & Poor's Ratings Services and "Not Prime" by Moody's Investors Service, Inc.

Funding had no short-term debt outstanding as of April 27, 2002 nor as of April 28, 2001.

After paying off $700 million of debt that matured in April 2002, JCPenney's liquidity remains strong with approximately $2.3 billion in cash and short-term investments as of April 27, 2002.

As a result of JCPenney's strong liquidity position, it is not anticipated that any external financing will be required in 2002 to fund JCPenney's operating cash needs.

PART II - OTHER INFORMATION



         Item 6.        Exhibits and Reports on Form 8-K

              (a)       Exhibits

                        None.

              (b)       Reports on Form 8-K

                        None.

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


Date:  June 11, 2002