Form 10-Q
period 2002-07-27
PENNEY J C FUNDING CORP
filed 2002-09-06
CIK 77193

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                   -----------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the 13 week and 26 week periods              Commission File Number 1-4947-1
ended July 27, 2002

                        J. C. PENNEY FUNDING CORPORATION
                       ----------------------------------
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

500,000 shares of Common Stock of $100 par value, as of July 27, 2002.

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


Statements of Income and Reinvested Earnings
(Dollars in millions)

                                                                     13 weeks ended                     26 weeks ended
                                                                         --------------                     --------------
                                                                   July 27,         July 28,          July 27,          July 28,
                                                                     2002             2001              2002              2001
                                                                     ----             ----              ----              ----
Interest earned from
       JCPenney and affiliates                                     $   0            $   0             $   0             $   0

Interest expense                                                       0                0                 0                 0
                                                                    -----            -----             -----             -----

Income before income taxes                                             0                0                 0                 0

Income taxes                                                           0                0                 0                 0
                                                                    -----            -----             -----             -----

Net income                                                             0                0                 0                 0

Reinvested earnings at                                                 1,093            1,093         1,093                 1,093
        beginning of period                                         -------           -------        -------              -------

Reinvested earnings at
        end of period                                                 $1,093           $1,093        $1,093                $1,093
                                                                    ======             ======        =======              =======

Balance Sheets
(Dollars in millions)

                                                                        July 27,              July 28,               Jan.26,
                                                                           2002                   2001                  2002
                                                                        --------              --------                ------
ASSETS
Loans to JCPenney and affiliates                                          $1,238                $1,240                $1,238
                                                                          ------                ------                ------

                                                                          $1,238                $1,240                $1,238
                                                                          ======                ======                ======

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                                                           $    0                $    0                $    0

Due to JCPenney                                                                0                     2                     0
                                                                          ------                ------                ------
Total liabilities                                                         $    0                $    2                $    0

Equity of JCPenney:
        Common stock (including
        contributed capital), par
        value $100:
        Authorized, 750,000 shares
        Issued, 500,000 shares
                                                                            $145                  $145                  $145

Reinvested earnings                                                       $1,093                $1,093                $1,093
                                                                          ------                ------                ------

Total equity of JCPenney                                                  $1,238                $1,238                $1,238
                                                                          ------                ------                ------
                                                                          $1,238                $1,240                $1,238
                                                                          ======                ======                ======


Consolidated Statements of Cash Flows
(Dollars in millions)



                                                                                          26 weeks ended
                                                                                    --------------------
                                                                                 July 27,                 July 28,
                                                                                     2002                     2001
                                                                                 --------                 --------

Operating Activities
       Net Income                                                                 $     0                  $     0
       (Increase) decrease in loans to
       JCPenney
                                                                                        0                        0
       (Decrease) increase in amount due
       to JCPenney                                                                      0                        0
                                                                                    -----                    -----
                                                                                        0                        0
                                                                                    -----                    -----

Financing Activities
       Increase (decrease) in short-term
       Debt                                                                             0                        0
                                                                                    -----                    -----


Increase (decrease) in cash                                                             0                        0

Cash at beginning of year                                                               0                        0
                                                                                   ------                   ------

Cash at end of second quarter                                                      $    0                  $     0
                                                                                  =======                  =======



Notes to the Unaudited Interim Financial Statements

1) Background

     Historically, Funding has provided short-term financing for JCPenney. Principally, Funding issued commercial paper to finance JCPenney's working capital needs. In 1999, JCPenney sold its credit card operation and the related accounts receivable to an unrelated third party. The result of this transaction coupled with JCPenney's other sources of liquidity eliminated the need for Funding to issue commercial paper for short-term borrowing requirements. In addition, with Funding's current credit ratings, it is assumed that Funding would have little or no current access to commercial paper borrowing.

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

Funding had no short-term debt outstanding as of July 27, 2002 nor as of July 28, 2001.

After paying off $920 million of debt that matured in the first half of 2002, JCPenney's liquidity remains strong with approximately $2.0 billion in cash and short-term investments as of July 27, 2002.

Given JCPenney's current favorable liquidity position, it is not anticipated that there is a need for short-term borrowing during fiscal 2002. If a need for short-term funding were to arise, JCPenney has access to funding via its $1.5 billion revolving credit facility maturing in May 2005. No borrowings, other than the issuance of trade and stand-by letters of credit, which totaled $323 million as of the end of the second quarter 2002, have been made under either the new or previous credit facilities.

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





                                            J. C. PENNEY FUNDING CORPORATION


                                            By: /s/ W. J. Alcorn
                                             ---------------------------------
                                                  W. J. Alcorn
                                                  Controller
                                                  (Principal Accounting Officer)



Date: September 6, 2002

CERTIFICATIONS

I, Michael P. Dastugue, Chairman of the Board, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. C. Penney Funding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 6, 2002.
                                                /s/ Michael P. Dastugue
                                                ---------------------------
                                                Michael P. Dastugue
                                                Chairman of the Board
                                                J. C. Penney Funding Corporation




CERTIFICATIONS

I, William J. Alcorn, Controller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. C. Penney Funding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 6, 2002.
                                                 /s/ William J. Alcorn
                                                ---------------------------
                                                William J. Alcorn
                                                Controller
                                                J. C. Penney Funding Corporation