Form 10-Q
period 2002-10-26
PENNEY J C FUNDING CORP
filed 2002-12-06
CIK 77193

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended October 26, 2002

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transitional period from ______________ to ________________

                          Commission File No. 1-4947-1

                        J. C. PENNEY FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

    Delaware                                                51-0101524
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                  6501 Legacy Drive, Plano, Texas 75024 - 3698
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 431-1000
              (Registrant's telephone number, including area code)
     ______________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes               No       X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

500,000 shares of Common Stock of $100 par value, as of October 26, 2002.

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


Statements of Income and Reinvested Earnings
(Dollars in millions)

                                                                         13 weeks ended                     39 weeks ended
                                                                   Oct. 26,         Oct. 27,          Oct. 26,          Oct. 27,
                                                                     2002             2001              2002              2001
Interest earned from
        JCPenney and affiliates                                        $  0             $  0              $  0              $  0

Interest expense                                                          0                0                 0                 0

Income before income taxes                                                0                0                 0                 0

Income taxes                                                              0                0                 0                 0

Net income                                                                0                0                 0                 0

Reinvested earnings at                                                1,093            1,093             1,093             1,093
        beginning of period                                          ------           ------            ------            ------

Reinvested earnings at
        end of period                                                $1,093           $1,093            $1,093            $1,093
                                                                     ======           ======            ======            ======

Balance Sheets
(Dollars in millions)

                                                                         Oct. 26,               Oct. 27,              Jan.26,
                                                                           2002                   2001                 2002
                                                                          ------                 ------               ------
ASSETS
Loans to JCPenney and affiliates                                          $1,238                 $1,240               $1,238

Total assets                                                              $1,238                 $1,240               $1,238

LIABILITIES AND EQUITY OF JCPENNEY

Short-term debt                                                             $  0                   $  0                 $  0

Due to JCPenney                                                                0                      2                    0
                                                                            ----                   ----                 ----

Total liabilities                                                           $  0                   $  2                 $  0

Equity of JCPenney:
        Common stock (including contributed
        capital), par value $100:
        Authorized, 750,000 shares
        Issued, 500,000 shares
                                                                            $145                   $145                 $145

Reinvested earnings                                                       $1,093                 $1,093               $1,093
                                                                          ------                 ------               ------
Total equity of JCPenney                                                  $1,238                 $1,238               $1,238
                                                                          ------                 ------               ------
Total liabilities and stockholder's equity                                $1,238                 $1,240               $1,238
                                                                          ======                 ======               ======

Consolidated Statements of Cash Flows
(Dollars in millions)



                                                                                          39 weeks ended
                                                                                 Oct. 26,                 Oct. 27,
                                                                                   2002                     2001

Operating Activities
       Net Income                                                                   $  0                     $  0

       (Increase) decrease in loans to                                                 0                        0
       JCPenney

       (Decrease) increase in amount due                                               0                        0
       to JCPenney                                                                   ---                      ---
                                                                                       0                        0
                                                                                     ---                      ---

Financing Activities

       Increase (decrease) in short-term
       Debt                                                                            0                        0

Increase (decrease) in cash                                                            0                        0

Cash at beginning of year                                                              0                        0
                                                                                     ---                      ---
Cash at end of third quarter                                                        $  0                     $  0
                                                                                    ====                     ====

Notes to the Unaudited Interim Financial Statements

1) Background

     Historically, Funding has provided short-term financing for JCPenney. Principally, Funding issued commercial paper to finance JCPenney's working capital needs. In 1999, JCPenney sold its credit card operation and the related accounts receivable to an unrelated third party. The result of this transaction coupled with JCPenney's other sources of liquidity eliminated the need for Funding to issue commercial paper for short-term borrowing requirements. Therefore, Funding has not produced any revenue or income. In addition, with Funding's current credit ratings, it is assumed that Funding would have little or no current access to commercial paper borrowing.

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

When applicable, Funding from time to time issues commercial paper through Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Merrill Lynch Money Markets Inc., and Morgan Stanley Dean Witter to corporate and institutional investors in the domestic market. The commercial paper is guaranteed by JCPenney on a subordinated basis. The commercial paper is rated "A3" by Standard & Poor's Ratings Services and "Not Prime" by Moody's Investors Service, Inc.

Funding had no short-term debt outstanding as of October 26, 2002 nor as of October 27, 2001.

After paying $920 million of debt in the first half of 2002, JCPenney's liquidity remains strong with approximately $1.7 billion in cash and short-term investments as of October 26, 2002.

Given JCPenney's current favorable liquidity position, no short-term borrowings are expected for the remainder of the year. If a need for short-term funding were to arise, JCPenney has access to funding via its $1.5 billion revolving credit facility maturing in May 2005. No borrowings, other than the issuance of trade and stand-by letters of credit, which totaled $258 million as of the end of the third quarter 2002, have been made under the credit facility.


ITEM 4.  Controls and Procedures

Based on their evaluation of Funding's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date within 90 days of the filing date of this Quarterly Report on 10-Q, Funding's principal executive officer and principal financial officer have concluded that Funding's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There were no significant changes in Funding's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K.
              ________________________________

            (a)  Exhibits
                 ________

               99(i)Certificate of Michael P. Dastugue Pursuant to ss.906 of the Sarbanes-Oxley Act

               99(ii) Certificate of William J. Alcorn Pursuant to ss.906 of the Sarbanes-Oxley Act

            (b)  Reports on Form 8-K
                 ___________________

               Current Report on Form 8-K dated September 6, 2002 (Item 5 - Other Events and Regulation FD Disclosure)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           J. C. PENNEY FUNDING CORPORATION


                                           By:     /s/ W. J. Alcorn
                                                -------------------------------
                                                   W. J. Alcorn
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)



Date: December 6, 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoliated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons peforming the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 6, 2002.
                                                /s/ Michael P. Dastugue
                                               --------------------------------
                                               Michael P. Dastugue
                                               Chairman of the Board
                                               J. C. Penney Funding Corporation
                                       9

CERTIFICATIONS

I, William J. Alcorn, Vice President and Controller, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoliated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons peforming the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 6, 2002.

                                                /s/ William J. Alcorn
                                              ---------------------------------
                                               William J. Alcorn
                                               Vice President and Controller
                                               J. C. Penney Funding Corporation