Form 10-K
period 2003-01-25
PENNEY J C FUNDING CORP
filed 2003-04-10
CIK 77193

CONFORMED COPY

Form 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 25, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 1-4947-1

J. C. PENNEY FUNDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0101524 (I.R.S. Employer Identification No.)

6501 Legacy Drive, Plano, Texas 75024-3698
(Address of principal executive offices)
(Zip Code)

(972) 431-1000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of class)

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the registrant (1) has field all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes        No    X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 500,000 shares of Common Stock of 50 cents par value, as of April 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions	Parts of the Form 10-K
are incorporated by reference	into which incorporated

J. C. Penney Company, Inc. 2002 Annual Report to Stockholders	Part I

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I

Item 1. Business.

     J. C. Penney Funding Corporation (“Funding”), which was incorporated in Delaware in 1964, is a wholly owned subsidiary of J. C. Penney Corporation, Inc. (“JCPenney”), also incorporated in Delaware. Funding’s executive offices are located in JCPenney’s offices in Plano, Texas. Its business consists of financing a portion of JCPenney’s operations through loans to JCPenney.

     JCPenney, a company founded by James Cash Penney in 1902 and incorporated in 1924, is a major retailer operating 1,049 domestic and international JCPenney department stores located in 49 states, Puerto Rico, and Mexico. In addition, JCPenney operates 54 department stores in Brazil under the Renner name. JCPenney’s Department Stores and Catalog business consists of providing merchandise and services to consumers through department stores, catalog and the Internet. JCPenney sells family apparel, jewelry, shoes, accessories and home furnishings. In addition, JCPenney operates a chain of 2,686 drugstores, under the Eckerd name, located throughout the Southwest, Southeast, Sunbelt and Northeast regions of the United States.

     JCPenney’s total revenues for the 52 weeks ended January 25, 2003, were approximately $32 billion and net income was $405 million. Pursuant to the terms of financing agreements between Funding and JCPenney, payments from JCPenney to Funding are set to produce earnings sufficient to cover Funding’s fixed charges, principally interest on borrowings, at a coverage ratio mutually agreed upon between Funding and JCPenney. (See “Loan Agreement” below.) The earnings to fixed charges coverage ratio has historically been at least 1.5 to 1.

     Holding Company Establishment. Effective January 27, 2002, J. C. Penney Company, Inc. changed its corporate structure to a holding company format. As part of this structure, J. C. Penney Company, Inc. changed its name to J. C. Penney Corporation, Inc. (JCPenney) and became a wholly owned subsidiary of a newly formed affiliated holding company (Holding Company). The new Holding Company assumed the name J. C. Penney Company, Inc. The Holding Company has no subsidiaries other than JCPenney. The Holding Company has no independent assets or operations. All outstanding shares of common and preferred stock were automatically converted into the identical number and type of shares in the new holding company. Stockholders’ ownership interests in the business did not change as a result of the new structure. Shares of the Company remain publicly traded under the same symbol (JCP) on the New York Stock Exchange. The Holding Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCPenney’s outstanding debt securities. The guarantee by the Holding Company of certain of JCPenney’s outstanding debt securities is full and unconditional.

     Operations of Funding. To assist in financing the operations of JCPenney as described under “Business” above, Funding from time to time sells its short-term notes (commercial paper) to investors through dealer-placed programs. The short-term notes are guaranteed on a subordinated basis by JCPenney. Historically, Funding has issued long-term debt in public and private markets in the United States and abroad. In 2001, JCPenney sold the assets of J. C. Penney Direct Marketing Services, Inc. to an unrelated third party. The result of this transaction coupled with JCPenney’s other sources of liquidity eliminated the need for Funding to issue commercial paper for short-term borrowing requirements. Therefore, Funding has not produced any revenue or income. In addition, with Funding’s current credit ratings, it is assumed that Funding would have little or no current access to commercial paper borrowing. Funding had no short-term debt outstanding as of January 25, 2003 nor as of January 26, 2002.

     Liquidity of JCPenney. JCPenney’s financial condition and liquidity continued to strengthen during 2002. Cash flow from operating activities was $1.4 billion in 2002 compared with $1.0 billion in 2001 and $1.5 billion in 2000. Free cash flow, defined as cash flow from operating activities after subtracting capital expenditures, net of proceeds from the sale of assets, and dividends, exceeded $500 million for the year compared to $200 million of free cash flow generated in 2001.

In June 2001, JCPenney closed on the sale of its J. C. Penney Direct Marketing Services, Inc. (“DMS”) assets, including its J. C. Penney Life Insurance subsidiaries and related businesses to a U. S. subsidiary of AEGON, N. V. (“AEGON”). JCPenney received cash at closing of approximately $1.3 billion ($1.1 billion after tax). Concurrent with the closing, JCPenney entered into a 15-year strategic licensing and marketing services arrangement with AEGON designed to offer an expanded range of financial and membership services products to JCPenney customers. Over the term of this arrangement, JCPenney will receive fee income related to marketing and sale of certain financial products and membership services. Such amounts will be recognized as earned in JCPenney’s financial statements. JCPenney’s financial statements are presented to reflect DMS as a discontinued operation. DMS was reflected as a discontinued operation for 2000 with an estimated net loss on the sale of $296 million. Because the transaction closed earlier than anticipated in 2001, income from DMS operations was over a shorter time period, and an additional $16 million loss was recorded on the sale of discontinued operations. JCPenney recorded a $34 million gain in 2002 on the sale of discontinued operations. This gain primarily relates to additional capital loss deductions that JCPenney is entitled to as a result of a 2002 tax regulation change. The final federal tax liability on the transaction was determined in an agreement between JCPenney and the Internal Revenue Service.

At year-end 2002, JCPenney’s cash and short-term investments were approximately $2.5 billion. In addition, JCPenney established a new three-year $1.5 billion revolving credit facility on May, 31, 2002 to further increase JCPenney’s liquidity and financial flexibility.

Until such time as JCPenney regains an investment grade level credit rating, access to short-term commercial paper markets is limited. As a result, JCPenney’s liquidity goal is to maintain sufficient cash investments to cover peak inventory requirements and scheduled debt maturities. The cash investment balance is comprised of cash flow generated from 2000 to 2002 and proceeds from the 2001 sale of the assets of DMS.

Also, due to JCPenney’s strong liquidity position, it is not anticipated that any external financing will be required in 2003 to fund operating cash needs.

     Loan Agreement. Funding and JCPenney are parties to a Loan Agreement, dated as of January 28, 1986, as amended (“Loan Agreement”), which provides for unsecured loans to be made from time to time by Funding to JCPenney for the general business purposes of JCPenney, subject to the terms and conditions of the Loan Agreement. The loans may be either senior loans or subordinated loans, at the election of JCPenney, provided that, without the consent of the Board of Directors of Funding, the principal amount of loans outstanding at any time under the Loan Agreement may not exceed specified limits. Currently such limits may not exceed $8 billion in the aggregate for all loans and $1 billion in the aggregate for all subordinated loans. The terms of each loan under the Loan Agreement shall be as agreed upon at the time of such loan by Funding and JCPenney, provided that Funding may require upon demand that any loan be paid, and JCPenney may prepay without premium any loan, in whole or in part at any time. Under the terms of the Loan Agreement, JCPenney and Funding agree from time to time upon a mutually acceptable earnings coverage of Funding’s interest and other fixed charges. If at the end of each fiscal quarter during which a loan is outstanding, the earnings coverage of Funding’s interest and other fixed charges is less than the agreed upon ratio, JCPenney will pay to Funding an additional amount sufficient to provide for such coverage to be not less than the agreed upon ratio. In the event that JCPenney and Funding have not agreed upon a mutually acceptable ratio for any fiscal quarter, the applicable quarterly payment with respect to such period will include an amount equal to the excess, if any, of one and one-half percent of the daily average of the aggregate principal amount outstanding on all loans during such period, over the aggregate amount of interest accrued on all such loans during such period.

     Employment. Funding has had no employees since April 30, 1992.

     Forward-Looking Statements.

     This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect Funding’s current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause Funding’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, and government activity, with respect to both JCPenney and Funding. Investors should take such risks into account when making investment decisions.

Item 2. Properties.

     Funding owns no physical properties.

Item 3. Legal Proceedings.

     Funding has no material legal proceedings pending against it, nor were any proceedings terminated during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for and Dividends on Registrant’s Common Equity and Related Stockholder Matters.

     JCPenney owns all of Funding’s outstanding common stock. Funding’s common stock is not traded, and no dividends have been, or are currently intended to be, declared by Funding on its common stock.

Item 6. Selected Financial Data.

Five Year Financial Summary ($in millions) (Unaudited)	J. C. Penney Funding Corporation

	2002	2001	2000	1999	1998

At Year End
Capitalization
Short-term debt Commercial paper	$—	$—	$—	$330	$1,924
Credit line advance	—	—	—	—	—

Total short term debt	—	—	—	330	1,924
Equity held by JCPenney	1,238	1,238	1,238	1,233	1,187

Total capitalization	$1,238	$1,238	$1,238	$1,563	$3,111

Committed bank credit facilities (1)	$—	$1,500	$1,500	$3,000	$3,000

For the Year
Income	$—	$—	$20	$208	$160
Expenses	$—	$—	$13	$137	$106
Net income	$—	$—	$5	$46	$35
Fixed charges — times earned	—	—	1.52	1.52	1.52
Peak short-term debt	$—	$—	$842	$3,582	$3,117
Average debt	$—	$—	$193	$2,475	$1,938
Average interest rates	—	—	6.7%	5.5%	5.5%

(1)  In May 2002, J. C. Penney Corporation, Inc. and J. C. Penney Company, Inc. executed a new three-year $1.5 billion revolving credit agreement (credit facility) which replaced a $1.5 billion revolving credit facility and $630 million letter of credit facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

J. C. Penney Funding Corporation (“Funding”) is a wholly owned subsidiary of J. C. Penney Corporation, Inc. (“JCPenney”). The business of Funding consists of financing a portion of JCPenney’s operations through loans to JCPenney. The loan agreement between Funding and JCPenney provides for unsecured loans to be made by Funding to JCPenney. Each loan is evidenced by a revolving promissory note and is payable upon demand in whole or in part as may be required by Funding. Copies of Funding’s loan agreement with JCPenney are available upon request.

To assist in financing the operations of JCPenney, Funding from time to time issues commercial paper through Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Merrill Lynch Money Markets Inc., and Morgan Stanley Dean Witter to corporate and institutional investors in the domestic market. No commercial paper was issued during 2002. The commercial paper is guaranteed by JCPenney on a subordinated basis. The commercial paper was rated “A3” by Standard & Poor’s Ratings Services, “Not Prime” by Moody’s Investors Service, Inc., and “B” by Fitch Ratings as of March 21, 2003.

Funding had no short-term debt outstanding as of January 25, 2003 nor as of January 26, 2002.

Income is derived primarily from earnings on loans to JCPenney and is designed to produce earnings sufficient to cover interest expense at a coverage ratio of at least one and one-half times.

Because no commercial paper was issued or outstanding in 2002 or 2001, no earnings coverage was required resulting in no income or expense for both years. In 2000, net income was $5 million, interest expense was $13 million, and interest earned from JCPenney was $20 million.

Also in 2000, commercial paper borrowings averaged $193 million, and the average interest rate on commercial paper was 6.7%.

At year-end 2002, the balance of the Loan to JCPenney was $1,238 million unchanged from the balance at the end of the prior year.

JCPenney’s financial condition and liquidity continued to strengthen during 2002. Cash flow from operating activities was $1.4 billion in 2002 compared with $1.0 billion in 2001 and $1.5 billion in 2000. Free cash flow, defined as cash flow from operating activities after subtracting capital expenditures, net of proceeds from the sale of assets, and dividends, exceeded $500 million for the year compared to $200 million of free cash flow generated in 2001.

At year-end 2002, JCPenney’s cash and short-term investments were approximately $2.5 billion. In addition, JCPenney established a new three-year $1.5 billion revolving credit facility on May 31, 2002 to further increase JCPenney’s liquidity and financial flexibility.

Until such time as JCPenney regains an investment grade level credit rating, access to short-term commercial paper markets is limited compared to prior years. As a result, JCPenney’s liquidity goal is to maintain sufficient cash investments to cover peak inventory requirements and scheduled debt maturities. The cash investment balance is comprised of cash flow generated from 2000 to 2002 and proceeds from the 2001 sale of the assets of J. C. Penney Direct Marketing Services, Inc.

Also, due to JCPenney’s strong liquidity position, it is not anticipated that any external financing will be required in 2003 to fund operating cash needs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     As of January 25, 2003, Funding had no investments. If it had short-term investments they would be in short-term financial instruments with original maturities of three months or less. Such investments are subject to interest rate risk and may have a small decline in value if interest rates increase. Since the financial instruments are of short duration, a change of 100 basis points in interest rates would not have a material effect on Funding’s financial condition.

     As of January 25, 2003, Funding had no long-term debt.

Item 8. Financial Statements and Supplementary Data.

     The financial statements of Funding, including the notes to all such statements are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 14. Controls and Procedures.

     (a)  Based on their evaluation of Funding’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Funding’s principal executive officer and principal financial officer have concluded that Funding’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report on Form 10-K is made known to them by others on a timely basis.

     (b)  There were no significant changes in Funding’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. and 2.

See financial statements on pages F-1 through F-5.

(a)	3. Exhibits.

See separate Exhibit Index on pages G-1 through G-3.

(b)	Reports on Form 8-K filed during the fourth quarter of fiscal 2002.

None.

(c)	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report.

None.

(d)	Other Financial Statement Schedules.

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. C. PENNEY FUNDING CORPORATION

(Registrant)

By:	/s/ M. P. Dastugue

M. P. Dastugue Chairman of the Board

Dated: April 10, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ M. P. Dastugue M. P. Dastugue	Chairman of the Board (principal executive officer); Director	April 10, 2003

/s/ M. D. Porter M. D. Porter	President (principal financial officer)	April 10, 2003

/s/ W. J. Alcorn W. J. Alcorn	Vice President and Controller (principal accounting officer)	April 10, 2003

CERTIFICATIONS

I, Michael P. Dastugue, Chairman, certify that:

1.	I have reviewed this annual report on Form 10-K of J. C. Penney Funding Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the, registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003	/s/ Michael P. Dastugue Michael P. Dastugue Chairman of the Board J. C. Penney Funding Corporation

CERTIFICATIONS

I, William J. Alcorn, Vice President and Controller, certify that:

1.	I have reviewed this annual report on Form 10-K of J. C. Penney Funding Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003	/s/ William J. Alcorn William J. Alcorn Vice President and Controller J. C. Penney Funding Corporation

Statements of Income ($ in millions)	J. C. Penney Funding Corporation

	2002	2001	2000

For the Year
Interest income from JCPenney	$—	$—	$20
Interest expense	—	—	13

Income before income taxes	—	—	7
Income taxes	—	—	2

Net income	$—	$—	$5

Statements of Reinvested Earnings
($ in millions)

	2002	2001	2000

Balance at beginning of year	$1,093	$1,093	$1,088
Net income	—	—	5

Balance at end of year	$1,093	$1,093	$1,093

See notes to Financial Statements on pages F-4 and F-5.

Balance Sheets ($ in millions except share data)	J. C. Penney Funding Corporation

	2002	2001

Assets
Loans to JCPenney	$1,238	$1,238

Liabilities and Equity held by JCPenney
Liabilities	—	—
Equity held by JCPenney
Common stock (including contributed capital), par value $100 per share:
Authorized, 750,000 shares -
issued and outstanding, 500,000 shares	145	145
Reinvested earnings	1,093	1,093

Total Equity held by JCPenney	1,238	1,238

Total Liabilities and Equity held by JCPenney	$1,238	$1,238

See notes to Financial Statements on pages F-4 and F-5.

Statements of Cash Flows ($ in millions)	J. C. Penney Funding Corporation

	2002	2001	2000

Operating Activities
Net income	$—	$—	$5
Decrease in loans to JCPenney	—	2	348
Decrease in amount due to JCPenney	—	(2)	(23)

	$—	$—	$330
Financing Activities
Decrease in short-term debt	$—	$—	$(330)
Supplemental Cash Flow Information
Interest paid	$—	$—	$13
Income taxes paid	$—	$2	$25

See notes to Financial Statements on pages F-4 and F-5.

Independent Auditors’ Report To the Board of Directors of J. C. Penney Funding Corporation:	J. C. Penney Funding Corporation

We have audited the accompanying balance sheets of J. C. Penney Funding Corporation as of January 25, 2003 and January 26, 2002, and the related statements of income, reinvested earnings, and cash flows for each of the years in the three-year period ended January 25, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Funding Corporation as of January 25, 2003 and January 26, 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended January 25, 2003, in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas
February 20, 2003

Notes to Financial Statements

Nature of Operations

J. C. Penney Funding Corporation (“Funding”) is a wholly owned subsidiary of J. C. Penney Corporation, Inc. (“JCPenney”). The principal business of Funding consists of financing a portion of JCPenney’s operations through loans to JCPenney. To finance its operations, Funding issues commercial paper, which is guaranteed by JCPenney on a subordinated basis, to corporate and institutional investors in the domestic market. Historically, Funding has issued long-term debt in public and private markets in the United States and abroad. In 2001, JCPenney sold the assets of J. C. Penney Direct Marketing Services, Inc. to an unrelated third party. The result of this transaction coupled with JCPenney’s other sources of liquidity eliminated the need for Funding to issue commercial paper for short-term borrowing requirements. Therefore, Funding has not produced any revenue or income. In addition, with Funding’s current credit ratings, it is assumed that Funding would have little or no current access to commercial paper borrowing.

Definition of Fiscal Year

Funding’s fiscal year ends on the last Saturday in January. Fiscal 2002 ended January 25, 2003, fiscal 2001 ended January 26, 2002, and fiscal 2000 ended January 27, 2001. All three years contained 52 weeks.

Commercial Paper Placement

Funding places commercial paper solely through dealers. The average interest rate on commercial paper was 6.7% for fiscal 2000. No commercial paper was issued during fiscal 2001 and 2002.

Summary Of Accounting Policies

Income Taxes

Funding’s taxable income is included in the consolidated federal income tax return of JCPenney. Income taxes in Funding’s statements of income are computed as if Funding filed a separate federal income tax return.

Use of Estimates

Funding’s financial statements have been prepared in conformity with generally accepted accounting principles. Certain amounts included in the financial statements are estimated based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. While every effort is made to ensure the integrity of such estimates, including the use of third party specialists where appropriate, actual results could differ from these estimates.

Loans to JCPenney

Funding and JCPenney are parties to a Loan Agreement which provides for unsecured loans, payable on demand, to be made from time to time by Funding to JCPenney for the general business purposes of JCPenney, subject to the terms and conditions of the Loan Agreement. Under the terms of the Loan Agreement, Funding and JCPenney agree upon a mutually acceptable earnings coverage of Funding’s interest and other fixed charges. The earnings to fixed charges ratio has historically been at least one and one-half times.

Fair Value of Financial Instruments

The fair value of loans to JCPenney at January 25, 2003, and January 26, 2002 approximates the amount reflected on the balance sheets because the loan is payable on demand.

EXHIBIT INDEX

          Exhibit

3.	(i) Articles of Incorporation

(a)	Certificate of Incorporation of Funding, effective April 13, 1964 (incorporated by reference to Exhibit 3(a) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).

(b)	Certificate of Amendment of Certificate of Incorporation, effective January 1, 1969 (incorporated by reference to Exhibit 3(b) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).

(c)	Certificate of Amendment of Certificate of Incorporation, effective August 11, 1987 (incorporated by reference to Exhibit 3(c) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).

(d)	Certificate of Amendment of Certificate of Incorporation, effective April 10, 1988 (incorporated by reference to Exhibit 3(d) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).

(ii)	Bylaws

(a)	Bylaws of Funding, as amended to May 19, 1995 (incorporated by reference to Exhibit 3(ii) to Funding’s Quarterly Report on Form 10-Q for the 13 and 39 weeks ended October 26, 1996*).

4.	Instruments defining the rights of security holders, including indentures

(a)	Issuing and Paying Agency Agreement dated as of March 16, 1992, between J. C. Penney Funding Corporation and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 4(a) to Funding’s Current Report on Form 8-K, Date of Report - April 3, 1992*).

(b)	Issuing and Paying Agency Agreement dated as of February 3, 1997, between J. C. Penney Funding Corporation and The Chase Manhattan Bank (incorporated by reference to Exhibit 4(b) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

(c)	Guaranty dated as of February 17, 1997, executed by J. C. Penney Company, Inc.(incorporated by reference to Exhibit 4(c) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

(d)	Amendment and Restatement Agreement to Five-Year Revolving Credit Agreement, dated as of November 21, 1997, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent, and Bank of America National Trust and Savings Association, Bankers Trust Company, The Chase

G-1

EXHIBIT INDEX

          Exhibit

Manhattan Bank, Citibank, N.A., Credit Suisse First Boston, and NationsBank of Texas, N.A., as Managing Agents (incorporated by reference to Exhibit 4(g) to Funding’s Annual Report on Form 10-K for the 53 weeks ended January 31, 1998*).

(e)	Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10(a) to Funding’s Current Report on Form 8-K, Date of Report — April 3, 1992*).

(f)	Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and The First Boston Corporation (incorporated by reference to Exhibit 10(b) to Funding’s Current Report on Form 8-K, Date of Report — April 3, 1992*).

(g)	Commercial Paper Dealer Agreement dated May 3, 1994 between J. C. Penney Funding Corporation and Merrill Lynch Money Markets Inc. (incorporated by reference to Exhibit 4(g) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 28, 1995*).

(h)	Commercial Paper Dealer Agreement dated January 25, 1995 between J. C. Penney Funding Corporation and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4(h) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 28, 1995*).

(i)	Commercial Paper Dealer Agreement dated February 7, 1997 between J. C. Penney Funding Corporation and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4(l) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).**

Instruments evidencing long-term debt, previously issued but now fully prepaid, have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeded 10 percent of the total assets of the Registrant. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

10.	Material Contracts

Funding has no compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 14(c) of this Report.

(a)	Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding’s Current Report on Form 8-K, Date of Report — January 28, 1986*).

(b)	Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding’s Current Report on Form 8-K, Date of Report — December 31, 1986*).

G-2

EXHIBIT INDEX

          Exhibit

(c)	Amendment No. 2 to Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 10(e) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

23. Independent Auditors’ Consent

99. Additional Exhibits

(a)	Excerpt from JCPenney’s 2002 Annual Report to Stockholders.
(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(c)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	SEC file number 1-4947-1

**	Funding has entered into identical Commercial Paper Dealer Agreements dated February 7, 1997, with each of Merrill Lynch Money Markets Inc., J.P. Morgan Securities Inc., and Morgan Stanley & Co. Incorporated, which agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. Funding agrees to furnish a copy of any of such agreements to the Securities and Exchange Commission upon request.

G-3