Form 10-Q
period 2003-04-26
PENNEY J C FUNDING CORP
filed 2003-06-10
CIK 77193

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 2003   Commission file number 1-4947-1

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transitional period from ______________ to ________________
                       Commission File No. ______________

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

                                 (972) 431-1000
              (Registrant's telephone number, including area code)
     ---------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

500,000 shares of Common Stock of $100 par value, as of June 4, 2003.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly owned subsidiary of J. C. Penney Corporation, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited financial statements included in Funding's Annual Report on Form 10-K for the 52 weeks ended January 25, 2003.


Statements of Income and Reinvested Earnings
(Dollars in millions) (Unaudited)

                                                                         13 weeks ended
                                                                   Apr. 26,         Apr. 27,
                                                                     2003             2002
                                                                   -------          -------
Interest earned from
        JCPenney and affiliates                                        $ -              $ -

Interest expense                                                         -                -
                                                                       ---              ---
Income before income taxes                                               -                -

Income taxes                                                             -                -
                                                                       ---              ---
Net income                                                               -                -

Reinvested earnings at                                               1,093            1,093
        beginning of period                                          -----            -----

Reinvested earnings at
       end of period                                                $1,093           $1,093
                                                                    ======           ======

Balance Sheets
(Dollars in millions) (Unaudited)


                                                                         Apr. 26,      Apr. 27,        Jan.25,
                                                                            2003          2002           2003
                                                                         -------       -------        -------
ASSETS
Loans to JCPenney and affiliates                                          $1,238        $1,238         $1,238

LIABILITIES AND EQUITY HELD BY JCPENNEY
Liabilities                                                                 $  -          $  -           $  -

Equity held by JCPenney:
        Common stock (including contributed capital), par value
        $100 per share:
        Authorized, 750,000 shares
        Issued and outstanding, 500,000 shares
                                                                            $145          $145           $145

Reinvested earnings                                                       $1,093        $1,093         $1,093
                                                                          ------        ------         ------

Total equity held by JCPenney                                             $1,238        $1,238         $1,238
                                                                          ------        ------         ------
Total liabilities and equity held by JCPenney                             $1,238        $1,238         $1,238
                                                                          ======        ======         ======

Consolidated Statements of Cash Flows
(Dollars in millions) (Unaudited)



                                                                             13 weeks ended
                                                                   Apr. 26,            Apr. 27,
                                                                      2003                2002
                                                                   -------             -------
Operating Activities                                                  $  -                $  -

Financing Activities                                                     -                   -
                                                                      ----                ----

Increase in cash                                                         -                   -

Cash at beginning of year                                                -                   -
                                                                      ----                ----
Cash at end of first quarter                                          $  -                $  -
                                                                      ====                ====

Notes to the Unaudited Interim Financial Statements

1) Background
   ----------

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


2) Subsequent Event
   ----------------

     On May 29, 2003, Standard & Poor's downgraded JCPenney's corporate credit, senior unsecured and secured bank loan ratings to BB+ from BBB-. This new rating is more in line with the Moody's and Fitch ratings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Funding derives earnings on loans to JCPenney under the terms of the Loan Agreement, which provides for unsecured loans to be made by Funding to JCPenney. Additionally, in order to maintain Funding's income at defined coverage ratios, Funding's income is supplemented by charges to JCPenney. The income of Funding is designed to cover Funding's fixed charges (interest expense) at a coverage ratio mutually agreed upon by Funding and JCPenney. The earnings to fixed charges coverage ratio has historically been at least one and one-half times.

When applicable, Funding from time to time issues commercial paper through Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Merrill Lynch Money Markets Inc., and Morgan Stanley Dean Witter to corporate and institutional investors in the domestic market. The commercial paper is guaranteed by JCPenney on a subordinated basis. No commercial paper has been issued or outstanding during the first quarter of 2003. The commercial paper program is rated "Not Prime" by Moody's Investors Service, Inc. and "B" by Fitch Ratings. Standard & Poor's Rating Services does not rate the program.

Funding had no short-term debt outstanding as of April 26, 2003 nor as of April 27, 2002.

JCPenney's financial condition remains strong with approximately $2.6 billion in cash and short-term investments as of April 26, 2003, which represents approximately 43% of the total of the $5.8 billion of outstanding long-term debt plus the proceeds of $250 million from the securitization of Eckerd managed care receivables. Included in the total cash and short-term investment balance were restricted short-term investment balances of $87 million as of April 26, 2003, which are pledged as collateral for import letters of credit not included in the bank credit facility and for a portion of casualty program liabilities.

JCPenney's liquidity position was further strengthened in February 2003 with the completion of two financing transactions. First, on February 3, 2003, JCPenney raised approximately $50 million by securitizing additional Eckerd managed care receivables. Second, on February 28, 2003, JCPenney issued $600 million principal amount of unsecured 8% Notes Due 2010 ("Notes") at an effective rate of 8.125%. J. C. Penney Company, Inc. is a co-obligor on the Notes. Additional liquidity strengths include the available $1.5 billion credit facility discussed in J. C. Penney Company, Inc.'s 2002 Annual Report on Form 10-K and significant unencumbered assets, primarily Eckerd inventory, which totaled $2,307 million at April 26, 2003, that could be used to secure additional short-term funding, if needed. No borrowings, other than the issuance of trade and stand-by letters of credit, which totaled $200 million as of the end of the first quarter of 2003, have been made under this credit facility.

For the remainder of 2003, JCPenney's management believes that cash flow generated from operations, combined with the short-term investment position, will be adequate to fund cash requirements for capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. On May 29, 2003, Standard & Poor's (S&P) downgraded JCPenney's corporate credit, senior unsecured and secured bank loan ratings to BB+ from BBB-. This change brings the S&P rating more in line with the Moody's and Fitch ratings. This change is not expected to impact JCPenney's liquidity or financial position as the lower credit rating had already been incorporated into the long-term financing strategy. JCPenney's management believes that JCPenney's financial position will continue to provide the financial flexibility to support its turnaround initiatives.

ITEM 4.  Controls and Procedures

     (a) Based on their evaluation of Funding's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, Funding's principal executive officer and principal financial officer have concluded that Funding's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report on Form 10-Q is made known to them by others on a timely basis.

     (b) There were no significant changes in Funding's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


PART II - OTHER INFORMATION


  ITEM 6.  Exhibits and Reports on Form 8-K.
           ---------------------------------

          (a)  Exhibits
               --------

               99(i)Certificate  of Michael P. Dastugue  Pursuant to Section 906
                    of the Sarbanes-Oxley Act

               99(ii) Certificate  of William J. Alcorn  Pursuant to Section 906
                    of the Sarbanes-Oxley Act

          (b)  Reports on Form 8-K
               --------------------
                    None.

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





                                            J. C. PENNEY FUNDING CORPORATION

                                            By: /S/ W. J. Alcorn
                                                -------------------------------
                                                  W. J. Alcorn
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)



Date:  June 10, 2003

                                 CERTIFICATIONS
                                 --------------

I, Michael P. Dastugue, Chairman, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 10, 2003.
                                                /s/ Michael P. Dastugue
                                               ---------------------------
                                                Michael P. Dastugue
                                                Chairman of the Board
                                                J. C. Penney Funding Corporation

                                 CERTIFICATIONS
                                 --------------

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 10, 2003.
                                                 /s/ William J. Alcorn
                                               --------------------------
                                               William J. Alcorn
                                               Vice President and Controller
                                               J. C. Penney Funding Corporation