Form 10-Q
period 2003-07-26
PENNEY J C FUNDING CORP
filed 2003-09-08
CIK 77193

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2003       Commission file number 1-4947

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

500,000 shares of Common Stock of $100 par value, as of September 3, 2003.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements

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


Statements of Income and Reinvested Earnings
(Dollars in millions) (Unaudited)

                                                          13 weeks ended                  26 weeks ended
                                                          ______________                  _______________
                                                       Jul. 26,          Jul. 27,      Jul. 26,         Jul. 27,
                                                          2003              2002          2003             2002
                                                       _______           _______       _______          _______
Interest earned from
        JCPenney and affiliates                           $  -              $  -          $  -             $  -

Interest expense                                             -                 -             -                -
                                                           ___               ___           ___              ___

Income before income taxes                                   -                 -             -                -

Income taxes                                                 -                 -             -                -
                                                           ___               ___           ___              ___

Net income                                                   -                 -             -                -

Reinvested earnings at                                   1,093             1,093         1,093            1,093
       beginning of period                               _____             _____         _____            _____

Reinvested earnings at
       end of period                                    $1,093            $1,093        $1,093           $1,093
                                                        ======            ======        ======           ======

Balance Sheets
(Dollars in millions) (Unaudited)

                                                       Jul. 26,          Jul. 27,       Jan.25,
                                                          2003              2002          2003
                                                       _______           _______        ______
ASSETS
Loans to JCPenney and affiliates                        $1,238            $1,238        $1,238

LIABILITIES AND EQUITY HELD BY JCPENNEY

Liabilities                                                  -                 -             -

Equity held by JCPenney:
        Common stock (including contributed
        capital), par value $100 per share:
        Authorized, 750,000 shares
        Issued and outstanding, 500,000 shares
                                                           145               145           145

Reinvested earnings                                      1,093             1,093         1,093
                                                         _____             _____         _____

Total equity held by JCPenney                            1,238             1,238         1,238
                                                         _____             _____         _____
Total liabilities and equity held by JCPenney           $1,238            $1,238        $1,238
                                                        ======            ======        ======

Consolidated Statements of Cash Flows
(Dollars in millions) (Unaudited)

                                                      26 weeks ended
                                                      _______________
                                               Jul. 26,        Jul. 27,
                                                  2003            2002
Operating Activities                              $  -            $  -

Financing Activities                                 -               -
                                                   ___             ___

Increase in cash                                     -               -

Cash at beginning of year                            -               -
                                                   ___             ___

Cash at end of second quarter                     $  -            $  -
                                                  ====            ====

Notes to the Unaudited Interim Financial Statements

1) Background
   __________

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


2) Subsequent Events
   _________________

On August 15, 2003, JCPenney's bondholders exercised their option to redeem approximately $117 million of $119 million 6.9% Debentures Due 2026. On the same date, JCPenney retired $37.5 million of its 8.25% Debentures Due 2022 at par, through the mandatory sinking fund payment of $12.5 million and available optional sinking fund payments totaling $25 million. Also in August 2003, JCPenney purchased approximately $12.8 million of the 8.25% Sinking Fund Debentures Due 2022. These purchases, together with the $4.1 million purchases in the second quarter of 2003, will be applied to unspecified future mandatory sinking fund payments.

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

When applicable, Funding from time to time issues commercial paper through Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Merrill Lynch Money Markets Inc., and Morgan Stanley Dean Witter to corporate and institutional investors in the domestic market. The commercial paper is guaranteed by JCPenney on a subordinated basis. No commercial paper has been issued or outstanding during the first half of 2003. The commercial paper program is rated "Not Prime" by Moody's Investors Service, Inc. and "B" by Fitch Ratings. Standard & Poor's Rating Services does not rate the program.

Funding had no short-term debt outstanding as of July 26, 2003, nor as of July 27, 2002.

JCPenney's financial condition remains strong with approximately $2.6 billion in cash and short-term investments as of July 26, 2003, which represented approximately 43% of the $5.8 billion of outstanding long-term debt, including current maturities, and proceeds of approximately $250 million from the securitization of Eckerd managed care receivables. Included in the total cash and short-term investment balance were restricted short-term investment balances of $87 million as of July 26, 2003, which are pledged as collateral for import letters of credit not included in the bank credit facility and for a portion of casualty program liabilities.

On June 16, 2003, JCPenney retired $25 million of its 9.75% Debentures Due 2021 at par through a mandatory sinking fund payment and an optional sinking fund payment. During the quarter, JCPenney also purchased $4.1 million principal amount of its 8.25% Sinking Fund Debentures Due 2022 for application to a future mandatory sinking fund payment.

On August 15, 2003, JCPenney's bondholders exercised their option to redeem approximately $117 million of $119 million 6.9% Debentures Due 2026. On the same date, JCPenney retired $37.5 million of its 8.25% Sinking Fund Debentures Due 2022 at par, through a mandatory sinking fund payment of $12.5 million and available optional sinking fund payments totaling $25 million. Also in August 2003, JCPenney purchased approximately $12.8 million of the 8.25% Sinking Fund Debentures Due 2022. These purchases, together with the $4.1 million purchases in the second quarter of 2003, will be applied to unspecified future mandatory sinking fund payments.

During the first quarter, JCPenney completed two transactions that strengthened its overall liquidity position. First, on February 3, 2003, JCPenney raised approximately $50 million by securitizing additional Eckerd managed care receivables. Second, on February 28, 2003, JCPenney issued $600 million principal amount of unsecured 8% Notes Due 2010 at an effective rate of 8.125% with J. C. Penney Company, Inc., JCPenney's parent corporation, as co-obligor. Additional liquidity strength includes the available $1.5 billion credit facility discussed in JCPenney Company, Inc.'s 2002 10-K and significant unencumbered assets, primarily Eckerd Corporation's FIFO inventory, which totaled $2,430 million at July 26, 2003, that could be used to secure additional short-term funding, if needed. No borrowings, other than the issuance of trade and stand-by letters of credit, which totaled $227 million as of the end of the second quarter of 2003, have been made under this credit facility. 6

For the remainder of 2003, JCPenney's management believes that cash flow generated from operations, combined with the short-term investment position, will be adequate to fund cash requirements for capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. On May 29, 2003, Standard & Poor's (S&P) downgraded J. C. Penney Company and its subsidiaries' corporate credit, senior unsecured and secured bank loan ratings to BB+ from BBB-. This change brought the S&P rating more in line with the Moody's and Fitch ratings. This change has not impacted JCPenney's liquidity or financial position as the lower credit rating had already been incorporated into the long-term financing strategy. JCPenney's management believes that JCPenney's financial position will continue to provide the financial flexibility to support its turnaround initiatives.



ITEM 4.  Controls and Procedures

Based on their evaluation of Funding's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, Funding's principal executive officer and principal financial officer have concluded that the design and operation of Funding's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There have not been any changes in Funding's internal control over financial reporting that occurred during Funding's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Funding's internal control over financial reporting.



PART II - OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits
               ________

               31.1 Certification of Michael P. Dastugue Pursuant to Section 302
                    of the Sarbanes-Oxley Act of 2002

               31.2 Certification  of William J. Alcorn  Pursuant to Section 302
                    of the Sarbanes-Oxley Act of 2002

               32.1 Certification of Michael P. Dastugue Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002

               32.2 Certification  of William J. Alcorn  Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K
               ___________________

               None.

                                   SIGNATURES
                                  ____________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          J. C. PENNEY FUNDING CORPORATION


                                          By: /s/ W. J. Alcorn
                                             ___________________________________
                                                  W. J. Alcorn
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)



Date:  September ____, 2003

                                                                   Exhibit 31.1

                                  CERTIFICATION
                                  _____________

I, Michael P. Dastugue, Chairman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. C. Penney Funding Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)   [Intentionally omitted]

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  September ____, 2003.
                                               /s/ Michael P. Dastugue
                                               ___________________________
                                               Michael P. Dastugue
                                               Chairman of the Board
                                               J. C. Penney Funding Corporation
                                       9

                                                                   Exhibit 31.2

                                  CERTIFICATION
                                 _______________

I, William J. Alcorn, Vice President and Controller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. C. Penney Funding Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)   [Intentionally omitted]

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  September ____, 2003.
                                             /s/ William J. Alcorn
                                             ___________________________
                                             William J. Alcorn
                                             Vice President and Controller
                                             J. C. Penney Funding Corporation

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. C. Penney Funding Corporation (the "Company") on Form 10-Q for the period ending July 26, 2003 (the "Report"), I, Michael P. Dastugue, Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this _____ day of September 2003.

                                               /s/ Michael P. Dastugue
                                               ___________________________
                                               Michael P. Dastugue
                                               Chairman of the Board
                                               J. C. Penney Funding Corporation

                                                                   Exhibit 32.2



                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. C. Penney Funding Corporation (the "Company") on Form 10-Q for the period ending July 26, 2003 (the "Report"), I, William J. Alcorn, Vice President and Controller of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this _____ day of September 2003.

                                              /s/ William J. Alcorn
                                              ____________________________
                                              William J. Alcorn
                                              Vice President and Controller
                                              J. C. Penney Funding Corporation