Form 10-Q
period 2003-10-25
PENNEY J C FUNDING CORP
filed 2003-12-08
CIK 77193

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2003    Commission file number 1-4947

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

500,000 shares of Common Stock of $100 par value, as of December 3, 2003.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                                       1

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


Statements of Income and Reinvested Earnings
(Dollars in millions) (Unaudited)


                                                          13 weeks ended                     39 weeks ended
                                                   Oct. 25,          Oct. 26,          Oct. 25,        Oct. 26,
                                                      2003              2002              2003            2002
Interest earned from
        JCPenney and affiliates                     $    -            $    -            $    -          $    -

Interest expense                                         -                 -                 -               -
                                                       ___               ___               ___             ___
Income before income taxes                               -                 -                 -               -

Income taxes                                             -                 -                 -               -
                                                       ___               ___               ___             ___
Net income                                               -                 -                 -               -

Reinvested earnings at                               1,093             1,093             1,093           1,093
        beginning of period                          _____             _____             _____           _____
Reinvested earnings at
       end of period                                $1,093            $1,093            $1,093          $1,093
                                                    ======            ======            ======          ======

The accompanying notes are an integral part of these unaudited Interim Financial
Statements.

Balance Sheets
(Dollars in millions) (Unaudited)

                                                                     Oct. 25,          Oct. 26,         Jan.25,
                                                                        2003              2002            2003
ASSETS

Loans to JCPenney and affiliates                                      $1,238            $1,238          $1,238

LIABILITIES AND EQUITY HELD BY JCPENNEY

Liabilities                                                                -                 -               -

Equity held by JCPenney:
        Common stock (including contributed
        capital), par value $100 per share:
        Authorized, 750,000 shares
        Issued and outstanding, 500,000 shares
                                                                         145               145             145

Reinvested earnings                                                    1,093             1,093           1,093
                                                                       _____             _____           _____
Total equity held by JCPenney                                          1,238             1,238           1,238
                                                                       _____             _____           _____
Total liabilities and equity held by JCPenney                         $1,238            $1,238          $1,238
                                                                      ======            ======          ======


The accompanying notes are an integral part of these unaudited Interim Financial
Statements.


Consolidated Statements of Cash Flows
(Dollars in millions) (Unaudited)


                                                    39 weeks ended
                                                   Oct. 25,          Oct. 26,
                                                      2003              2002
Operating Activities                                 $   -             $   -

Financing Activities                                     -                 -
                                                       ___               ___

Increase in cash                                         -                 -

Cash at beginning of year                                -                 -
                                                       ___               ___
Cash at end of third quarter                         $   -             $   -
                                                     =====             =====

The accompanying notes are an integral part of these unaudited Interim Financial
Statements.

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

When applicable, Funding from time to time issues commercial paper through Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Merrill Lynch Money Markets Inc., and Morgan Stanley Dean Witter to corporate and institutional investors in the domestic market. The commercial paper is guaranteed by JCPenney on a subordinated basis. No commercial paper has been issued or outstanding during 2003 or 2002. The commercial paper program is rated "Not Prime" by Moody's Investors Service, Inc. and "B" by Fitch Ratings. Standard & Poor's Rating Services does not rate the program.

Funding had no short-term debt outstanding as of October 25, 2003, nor as of October 26, 2002.



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

PART II - OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               31.1 Certification  of Michael P. Dastugue  Pursuant to ss.302 of
                    the Sarbanes-Oxley Act of 2002

               31.2 Certification of William J. Alcorn Pursuant to ss.302 of the
                    Sarbanes-Oxley Act of 2002

               32.1 Certification  of Michael P. Dastugue  Pursuant to ss.906 of
                    the Sarbanes-Oxley Act of 2002

               32.2 Certification of William J. Alcorn Pursuant to ss.906 of the
                    Sarbanes-Oxley Act of 2002

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





                                         J. C. PENNEY FUNDING CORPORATION


                                         By: /s/ W. J. Alcorn
                                            -------------------------------
                                             W. J. Alcorn
                                             Vice President and Controller
                                             (Principal Accounting Officer)



Date:  December 8, 2003

                                                                    Exhibit 31.1

                                  CERTIFICATION
                                  -------------

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


Date:  December 8, 2003.                    /s/ Michael P. Dastugue
                                               ___________________________
                                               Michael P. Dastugue
                                               Chairman of the Board
                                               J. C. Penney Funding Corporation

                                                                    Exhibit 31.2

                                  CERTIFICATION
                                  -------------

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


Date:  December 8, 2003.                    /s/ William J. Alcorn
                                               ___________________________
                                               William J. Alcorn
                                               Vice President and Controller
                                               J. C. Penney Funding Corporation

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. C. Penney Funding Corporation (the "Company") on Form 10-Q for the period ending October 25, 2003 (the "Report"), I, Michael P. Dastugue, Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 8th day of December 2003.

                                                /s/ Michael P. Dastugue
                                                _________________________
                                                Michael P. Dastugue
                                                Chairman of the Board
                                                J. C. Penney Funding Corporation

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. C. Penney Funding Corporation (the "Company") on Form 10-Q for the period ending October 25, 2003 (the "Report"), I, William J. Alcorn, Vice President and Controller of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 8th day of December 2003.

                                               /s/ William J. Alcorn
                                               _________________________
                                               William J. Alcorn
                                               Vice President and Controller
                                               J. C. Penney Funding Corporation