Form 10-K
period 2004-01-31
PENNEY J C FUNDING CORP
filed 2004-04-08
CIK 77193

Form 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-4947-1

J. C. PENNEY FUNDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	51-0101524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6501 Legacy Drive, Plano, Texas 75024-3698

(Address of principal executive offices)

(Zip Code)

(972) 431-1000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

500,000 shares of Common Stock of 100 dollars par value, as of April 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2003 Annual Report to Stockholders	Part I

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

JCPenney, a company founded by James Cash Penney in 1902 and incorporated in 1924, has grown to be a major retailer operating 1,020 JCPenney department stores in 49 states and Puerto Rico. In addition, JCPenney operates 58 Renner department stores in Brazil. In November 2003 JCPenney closed the sale of its six Mexico department stores. A major portion of JCPenney’s business consists of providing merchandise and services to consumers through department stores, catalog and Internet. JCPenney markets family apparel, jewelry, shoes, accessories and home furnishings.

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

Operations of Funding. To assist in financing the operations of JCPenney as described under “Business” above, Funding from time to time sells its short-term notes (commercial paper) to investors through dealer-placed programs. The short-term notes are guaranteed on a subordinated basis by JCPenney. Historically, Funding has issued long-term debt in public and private markets in the United States and abroad. In 2001, JCPenney sold the assets of J. C. Penney Direct Marketing Services, Inc. to an unrelated third party. The result of this transaction coupled with JCPenney’s other sources of liquidity eliminated the need for Funding to issue commercial paper for short-term borrowing requirements. Therefore, Funding has not produced any revenue or income. In addition, with Funding’s current credit ratings, it is assumed that Funding would have little or no current access to commercial paper borrowing. Funding had no short-term debt outstanding as of January 31, 2004, nor as of January 25, 2003.

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

Significant Transactions Since January 31, 2004. On April 4, 2004, the Company and certain of its subsidiaries signed definitive agreements with The Jean Coutu Group (PJC) Inc. (“Coutu”), and CVS Corporation and CVS Pharmacy, Inc. (“CVS”) for the sale of the Company’s Eckerd drugstore for a total of $4.525 billion in cash. In the Coutu transaction, the Company and indirect wholly-owned subsidiary, TDI Consolidated Corporation, will sell the stock of Eckerd Corporation (“Eckerd”), Genovese Drug Stores, Inc. (“Genovese”), and Thrift Drug, Inc. (“Thrift”) for $2.375 billion. Coutu will acquire Eckerd drugstores and support facilities located in thirteen Northeast and mid-Atlantic states, as well as the Eckerd Home Office located in thirteen Northeast and mid-Atlantic states, as well as the Eckerd Home Office located in Florida. In the CVS the Company, Eckerd, Genovese, Thrift, and Eckerd Fleet, Inc. will sell Eckerd drugstores and support facilities located in the remaining southern states, principally Florida and Texas, and Eckerd’s pharmacy benefits management, mail and specialty pharmacy businesses, to CVS for $2.150 billion. After closing adjustments, taxes, fees and other expenses relating to the transactions, the Company expects to generate approximately $3.5 billion in cash proceeds. Closing of the transactions, which are subject to normal and customary regulatory approvals, anticipated to occur by the end of the fiscal second quarter of 2004.

In the fourth quarter of 2003, JCPenney classified Eckerd as a discontinued operation and recorded an adjustment to reflect the estimated fair value of its investment in Eckerd. The Company also recorded the estimated tax liability that would be due upon the closing of a transaction. Additional fair value and tax liability adjustments related to the sale, if any, will be recorded in the first quarter of 2004.

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

Item 6. Selected Financial Data.

Five Year Financial Summary	J. C. Penney Funding Corporation
($ in millions) (Unaudited)

	2003	2002	2001	2000	1999
At Year End

Capitalization
Short-term debt
Commercial paper	$—	$—	$—	$—	$330
Credit line advance	—	—	—	—	—

Total short term debt	—	—	—	—	330

Equity held by JCPenney	1,238	1,238	1,238	1,238	1,233

Total capitalization	$1,238	$1,238	$1,238	$1,238	$1,563

Committed bank credit facilities (1)	$—	$—	$1,500	$1,500	$3,000

For the Year

Income	$—	$—	$—	$20	$208
Expenses	$—	$—	$—	$13	$137
Net income	$—	$—	$—	$5	$46
Fixed charges - times earned	—	—	—	1.52	1.52

Peak short-term debt	$—	$—	$—	$842	$3,582

Average debt	$—	$—	$—	$193	$2,475

Average interest rates	—	—	—	6.7%	5.5%

(1)	In May 2002, J. C. Penney Corporation, Inc. and J. C. Penney Company, Inc. executed a new three-year $1.5 billion revolving credit agreement (credit facility) which replaced a $1.5 billion revolving credit facility and $630 million letter of credit facility.

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

To assist in financing the operations of JCPenney, Funding from time to time issues commercial paper through Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Merrill Lynch Money Markets Inc., and Morgan Stanley Dean Witter to corporate and institutional investors in the domestic market. The commercial paper is guaranteed by JCPenney on a subordinated basis. No commercial paper has been issued or outstanding during 2003 or 2002. The commercial paper program was rated “Not Prime” by Moody’s Investors Service, Inc. and “B” by Fitch Ratings as of March 16, 2004. Standard & Poor’s Rating Services does not rate the program.

Funding had no short-term debt outstanding as of January 31, 2004, nor as of January 25, 2003.

At year-end 2003, the balance of the Loan to JCPenney was $1,238 million unchanged from the balance at the end of the prior year.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Funding had no investments as of January 31, 2004, and January 25, 2003. If it had short-term investments they would be in short-term financial instruments with original maturities of three months or less. Such investments are subject to interest rate risk and may have a small decline in value if interest rates increase. Since the financial instruments are of short duration, a change of 100 basis points in interest rates would not have a material effect on Funding’s financial condition.

As of January 31, 2004, Funding had no long-term debt.

Item 8. Financial Statements and Supplementary Data.

The financial statements of Funding, including the notes to all such statements are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Disclosure Controls.

Based on their evaluation of Funding’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, Funding’s principal executive officer and principal financial officer have concluded that Funding’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report on Form 10-K is made known to them by others on a timely basis.

There were no significant changes in Funding’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. and 2.

See financial statements on pages F-1 through F-5.

(a)	3. Exhibits.

See separate Exhibit Index on pages G-1 through G-3.

(b)	Reports on Form 8-K filed during the fourth quarter of fiscal 2003.

None.

(c)	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report.

None.

(d)	Other Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. C. PENNEY FUNDING CORPORATION
(Registrant)

By:	/s/ M. P. Dastugue
M. P. Dastugue
Chairman of the Board

Dated: April 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ M. P. Dastugue M. P. Dastugue	Chairman of the Board (principal executive officer); Director	April 8, 2004

/s/ M. D. Porter M. D. Porter	President (principal financial officer)	April 8, 2004

/s/ W. J. Alcorn W. J. Alcorn	Vice President and Controller (principal accounting officer)	April 8, 2004

Statements of Income	J. C. Penney Funding Corporation
($ in millions)

	2003	2002	2001
For the Year
Interest income from JCPenney	$—	$—	$—

Interest expense	—	—	—

Income before income taxes	—	—	—
Income taxes	—	—	—

Net income	$—	$—	$—

Statements of Reinvested Earnings
($ in millions)
	2003	2002	2001
Balance at beginning of year	$1,093	$1,093	$1,093

Net income	—	—	—

Balance at end of year	$1,093	$1,093	$1,093

See notes to Financial Statements on pages F-4 and F-5.

Balance Sheets	J. C. Penney Funding Corporation
($ in millions except share data)

	2003	2002
Assets
Loans to JCPenney	$1,238	$1,238

Liabilities and Equity held by JCPenney
Liabilities	—	—

Equity held by JCPenney
Common stock (including contributed capital), par value $100 per share:
Authorized, 750,000 shares - issued and outstanding, 500,000 shares	145	145
Reinvested earnings	1,093	1,093

Total Equity held by JCPenney	1,238	1,238

Total Liabilities and Equity held by JCPenney	$1,238	$1,238

See notes to Financial Statements on pages F-4 and F-5.

Statements of Cash Flows	J. C. Penney Funding Corporation
($ in millions)

	2003	2002	2001
Operating Activities
Net income	$—	$—	$—
Decrease in loans to JCPenney	—	—	2
Decrease in amount due to JCPenney	—	—	(2)

	$—	$—	$—

Financing Activities
Decrease in short-term debt	$—	$—	$—

Supplemental Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$2

See notes to Financial Statements on pages F-4 and F-5.

Independent Auditors’ Report	J. C. Penney Funding Corporation
To the Board of Directors of
J. C. Penney Funding Corporation:

We have audited the accompanying balance sheets of J. C. Penney Funding Corporation as of January 31, 2004 and January 25, 2003, and the related statements of income, reinvested earnings, and cash flows for each of the years in the three-year period ended January 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Funding Corporation as of January 31, 2004 and January 25, 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas

February 26, 2004

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

Definition of Fiscal Year

Funding’s fiscal year ends on the last Saturday in January. Fiscal 2003 ended January 31, 2004, fiscal 2002 ended January 25, 2003, and fiscal 2001 ended January 26, 2002. Fiscal 2003 was a 53 week year; all other years presented are 52 weeks.

Commercial Paper Placement

Funding places commercial paper solely through dealers. No commercial paper was issued or outstanding during 2003 or 2002.

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

Fair Value of Financial Instruments

The fair value of loans to JCPenney at January 31, 2004, and January 25, 2003, approximates the amount reflected on the balance sheets because the loan is payable on demand.

EXHIBIT INDEX

Exhibit

3. (i) Articles of Incorporation

(a	)	Certificate of Incorporation of Funding, effective April 13, 1964 (incorporated by reference to Exhibit 3(a) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).

(b	)	Certificate of Amendment of Certificate of Incorporation, effective January 1, 1969 (incorporated by reference to Exhibit 3(b) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).

(c	)	Certificate of Amendment of Certificate of Incorporation, effective August 11, 1987 (incorporated by reference to Exhibit 3(c) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).

(d	)	Certificate of Amendment of Certificate of Incorporation, effective April 10, 1988 (incorporated by reference to Exhibit 3(d) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).

    (ii) Bylaws

(a	)	Bylaws of Funding, as amended to May 19, 1995 (incorporated by reference to Exhibit 3(ii) to Funding’s Quarterly Report on Form 10-Q for the 13 and 39 weeks ended October 26, 1996*).

4. Instruments defining the rights of security holders, including indentures

(a	)	Issuing and Paying Agency Agreement dated as of March 16, 1992, between J. C. Penney Funding Corporation and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 4(a) to Funding’s Current Report on Form 8-K, Date of Report - April 3, 1992*).

(b	)	Issuing and Paying Agency Agreement dated as of February 3, 1997, between J. C. Penney Funding Corporation and The Chase Manhattan Bank (incorporated by reference to Exhibit 4(b) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

(c	)	Guaranty dated as of February 17, 1997, executed by J. C. Penney Company, Inc.(incorporated by reference to Exhibit 4(c) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

(d	)	Amendment and Restatement Agreement to Five-Year Revolving Credit Agreement, dated as of November 21, 1997, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent, and Bank of America National Trust and Savings Association, Bankers Trust Company, The Chase

EXHIBIT INDEX

Exhibit

Manhattan Bank, Citibank, N.A., Credit Suisse First Boston, and NationsBank of Texas, N.A., as Managing Agents (incorporated by reference to Exhibit 4(g) to Funding’s Annual Report on Form 10-K for the 53 weeks ended January 31, 1998*).

(e	)	Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10(a) to Funding’s Current Report on Form 8-K, Date of Report - April 3, 1992*).

(f	)	Commercial Paper Dealer Agreement dated March 16, 1992 between J. C. Penney Funding Corporation and The First Boston Corporation (incorporated by reference to Exhibit 10(b) to Funding’s Current Report on Form 8-K, Date of Report - April 3, 1992*).

(g	)	Commercial Paper Dealer Agreement dated May 3, 1994 between J. C. Penney Funding Corporation and Merrill Lynch Money Markets Inc. (incorporated by reference to Exhibit 4(g) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 28, 1995*).

(h	)	Commercial Paper Dealer Agreement dated January 25, 1995 between J. C. Penney Funding Corporation and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4(h) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 28, 1995*).

(i	)	Commercial Paper Dealer Agreement dated February 7, 1997 between J. C. Penney Funding Corporation and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4(l) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).**

Instruments evidencing long-term debt, previously issued but now fully prepaid, have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeded 10 percent of the total assets of the Registrant. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

10. Material Contracts

Funding has no compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 14(c) of this Report.

(a	)	Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding’s Current Report on Form 8-K, Date of Report - January 28, 1986*).

(b	)	Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Financial Corporation (incorporated by reference to Exhibit 1 to Funding’s Current Report on Form 8-K, Date of Report - December 31, 1986*).

EXHIBIT INDEX

Exhibit

(c	)	Amendment No. 2 to Loan Agreement dated as of January 28, 1986 between J. C. Penney Company, Inc. and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 10(e) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

23.	Independent Auditors’ Consent

31.1	Certification by Michael P. Dastugue pursuant to 15 U. S. C. 78m (a) or 78o (d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William J. Alcorn pursuant to 15 U. S. C. 78m (a) or 78o (d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Michael P. Dastugue pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William J. Alcorn pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.	Additional Exhibits

Excerpt from JCPenney’s 2003 Annual Report to Stockholders.

*	SEC file number 1-4947-1

**	Funding has entered into identical Commercial Paper Dealer Agreements dated February 7, 1997, with each of Merrill Lynch Money Markets Inc., J.P. Morgan Securities Inc., and Morgan Stanley & Co. Incorporated, which agreements are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K. Funding agrees to furnish a copy of any of such agreements to the Securities and Exchange Commission upon request.