Form 10-Q
period 2004-05-01
PENNEY J C FUNDING CORP
filed 2004-06-09
CIK 77193

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004       Commission file number 1-4947-1

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

500,000 shares of Common Stock of $100 par value, as of May 1, 2004.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements
        ---------------------------------

The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly owned subsidiary of J. C. Penney Corporation, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited financial statements included in Funding's Annual Report on Form 10-K for the 53 weeks ended January 31, 2004.

Statements of Income and Reinvested Earnings
(Dollars in millions) (Unaudited)


                                                                         13 weeks ended
                                                                         --------------
                                                                       May 1,        Apr. 26,
                                                                         2004           2003
                                                                         ----           ----

Interest income from JCPenney                                          $    -         $    -

Interest expense                                                            -              -
                                                                         ----           ----


Income before income taxes                                                  -              -

Income taxes                                                                -              -
                                                                        -----          -----

Net income                                                                  -              -

Reinvested earnings at                                                  1,093          1,093
                                                                        -----          -----
        beginning of period
Reinvested earnings at
       end of period                                                   $1,093         $1,093
                                                                      =======         ======


The accompanying notes are an integral part of these unaudited Interim Financial
Statements.

Balance Sheets
(Dollars in millions) (Unaudited)

                                                                            May 1,              Apr. 26,           Jan. 31,
                                                                             2004                  2003               2004
                                                                          -------              ----------           ------
ASSETS
Loans to JCPenney                                                          $1,238                $1,238             $1,238

LIABILITIES AND EQUITY HELD BY JCPENNEY
Liabilities                                                                 $   -                $    -               $  -

Equity held by JCPenney:
        Common stock (including contributed capital), par value
        $100 per share:
        Authorized, 750,000 shares
        Issued and outstanding, 500,000 shares
                                                                             $145                  $145               $145

Reinvested earnings                                                        $1,093                $1,093             $1,093
                                                                           ------                ------             ------

Total equity held by JCPenney                                              $1,238                $1,238             $1,238
                                                                           ------                ------             ------
Total liabilities and equity held by JCPenney                              $1,238                $1,238             $1,238
                                                                           ======                ======             ======


The accompanying notes are an integral part of these unaudited Interim Financial
Statements.


Consolidated Statements of Cash Flows
(Dollars in millions) (Unaudited)


                                                                                          13 weeks ended
                                                                                        ------------------
                                                                                    May 1,                 Apr. 26,
                                                                                     2004                     2003
                                                                                   ------                  -------
Operating Activities                                                                 $  -                   $    -

Financing Activities                                                                    -                        -
                                                                                    -----                    -----


Increase in cash                                                                        -                        -

Cash at beginning of year                                                               -                        -
                                                                                    -----                    -----

Cash at end of first quarter                                                        $   -                    $   -
                                                                                   ======                   ======

The accompanying notes are an integral part of these unaudited Interim Financial
Statements.



Notes to the Unaudited Interim Financial Statements

1) Background
  -------------

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

When applicable, Funding from time to time issues commercial paper through Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Merrill Lynch Money Markets Inc., and Morgan Stanley Dean Witter to corporate and institutional investors in the domestic market. The commercial paper is guaranteed by JCPenney on a subordinated basis. No commercial paper has been issued or outstanding since 2000. The commercial paper program is rated "Not Prime" by Moody's Investors Service, Inc. and "B" by Fitch Ratings. Standard & Poor's Rating Services does not rate the program.

Funding had no short-term debt outstanding as of May 1, 2004, nor as of April 26, 2003.





ITEM 4.  Controls and Procedures

Based on their evaluation of Funding's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q, Funding's principal executive officer and principal financial officer have concluded that the design and operation of Funding's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There have not been any changes in Funding's internal control over financial reporting that occurred during Funding's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Funding's internal control over financial reporting.

PART II - OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits
               ---------

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

(b) Reports on Form 8-K
   ---------------------
     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              J. C. PENNEY FUNDING CORPORATION


                                              By: /s/ William J. Alcorn
                                                  ----------------------------
                                                  W. J. Alcorn
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)



Date:  June 9, 2004

                                                                   Exhibit 31.1

                                 CERTIFICATIONS
                                 --------------

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

     b)   [Intentionally omitted]

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  June 9, 2004.
                                                /s/ Michael P. Dastugue
                                               ---------------------------
                                               Michael P. Dastugue
                                               Chairman of the Board
                                               J. C. Penney Funding Corporation

                                                                   Exhibit 31.2
                                 CERTIFICATIONS
                                 --------------

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

     b)   [Intentionally omitted]

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  June 9, 2004.
                                               /s/ William J.Alcorn
                                              ---------------------------
                                              William J. Alcorn
                                              Vice President and Controller
                                              J. C. Penney Funding Corporation
                                       10

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. C. Penney Funding Corporation (the "Company") on Form 10-Q for the period ending May 1, 2004 (the "Report"), I, Michael P. Dastugue, Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 9th day of June 2004.

                                                /s/ Michael P. Dastugue
                                               -------------------------
                                               Michael P. Dastugue
                                               Chairman of the Board
                                               J. C. Penney Funding Corporation

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. C. Penney Funding Corporation (the "Company") on Form 10-Q for the period ending May 1, 2004 (the "Report"), I, William J. Alcorn, Vice President and Controller of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 9th day of June 2004.

                                               /s/ William J. Alcorn
                                              -------------------------
                                              William J. Alcorn
                                              Vice President and Controller
                                              J. C. Penney Funding Corporation