Form 10-Q
period 2004-07-31
PENNEY J C FUNDING CORP
filed 2004-09-08
CIK 77193

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004     Commission file number 1-4947-1

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

                                 (972) 431-1000
              (Registrant's telephone number, including area code)
        -------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

500,000 shares of Common Stock of $100 par value, as of July 31, 2004.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements
        --------------------------------

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

Statements of Income and Reinvested Earnings
(Dollars in millions) (Unaudited)


                                                                         13 weeks ended
                                                                         --------------
                                                                   Jul. 31,         Jul. 26,
                                                                     2004             2003
                                                                     ----             ----

Interest income from JCPenney                                       $    -           $    -

Interest expense                                                         -                -
                                                                      ----             ----


Income before income taxes                                               -                -

Income taxes                                                             -                -
                                                                     -----             ----

Net income                                                               -                -

Reinvested earnings at                                               1,093            1,093
       beginning of period                                           -----            -----

Reinvested earnings at
       end of period                                                $1,093           $1,093
                                                                   =======           ======

The accompanying notes are an integral part of these unaudited Interim Financial Statements.

Balance Sheets
(Dollars in millions) (Unaudited)


                                                                     Jul.31,       Jul. 26,          Jan. 31,
                                                                       2004            2003             2004


ASSETS
Loans to JCPenney                                                   $1,238           $1,238          $1,238

LIABILITIES AND EQUITY HELD BY JCPENNEY

Liabilities                                                          $   -            $   -          $    -

Equity held by JCPenney:
        Common stock (including contributed capital), par value
        $100 per share:
        Authorized, 750,000 shares
        Issued and outstanding, 500,000 shares
                                                                      $145             $145            $145

Reinvested earnings                                                 $1,093           $1,093          $1,093
                                                                    ------           ------          ------

Total equity held by JCPenney                                       $1,238           $1,238          $1,238
                                                                    ------           ------          ------
Total liabilities and equity held by JCPenney                       $1,238           $1,238          $1,238
                                                                    ======           ======          ======

The accompanying notes are an integral part of these unaudited Interim Financial Statements.

Consolidated Statements of Cash Flows
(Dollars in millions) (Unaudited)




                                                                                          13 weeks ended
                                                                                          --------------
                                                                                  Jul. 31,                Jul. 26,
                                                                                     2004                     2003
                                                                                   ------                  -------
Operating Activities                                                                $   -                   $    -

Financing Activities                                                                    -                        -
                                                                                    -----                    -----


Increase in cash                                                                        -                        -

Cash at beginning of year                                                               -                        -
                                                                                   ------                   ------

Cash at end of second quarter                                                       $   -                  $     -
                                                                                  =======                  =======

The accompanying notes are an integral part of these unaudited Interim Financial Statements.

Notes to the Unaudited Interim Financial Statements

1) Background
   -----------

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

Funding had no short-term debt outstanding as of July 31, 2004, nor as of July 26, 2003.

On July 31, 2004, J. C. Penney Company, Inc. ("Company") closed on the sale of its Eckerd drugstore operations for a total of approximately $4.7 billion in cash proceeds. After deducting taxes, fees and other transaction costs, and estimated post-closing adjustments, the ultimate net cash proceeds from the sale are expected to total approximately $3.5 billion.

The Company intends to use proceeds from the sale, as well as $1.1 billion of cash reserves to repurchase up to $3.0 billion of common stock and reduce debt by approximately $2.3 billion, as announced on August 2, 2004.



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

               32.1 Certification by Michael P. Dastugue pursuant to 18 U. S. C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  by William J. Alcorn  pursuant to 18 U. S. C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES
                                  ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           J. C. PENNEY FUNDING CORPORATION


                                           By: /s/ W. J. Alcorn
                                               --------------------------------
                                               W. J. Alcorn
                                               Vice President and Controller
                                               (Principal Accounting Officer)



Date:  September 8, 2004

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

Date:  September 8, 2004.
                                               /s/ Michael P. Dastugue
                                               ---------------------------
                                               Michael P. Dastugue
                                               Chairman of the Board
                                               J. C. Penney Funding Corporation

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

Date:  September 8, 2004.
                                                /s/ William J. Alcorn
                                                ---------------------------
                                                William J. Alcorn
                                                Vice President and Controller
                                                J. C. Penney Funding Corporation

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. C. Penney Funding Corporation (the "Company") on Form 10-Q for the period ending July 31, 2004 (the "Report"), I, Michael P. Dastugue, Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 8th day of September 2004.

                                                /s/ Michael P. Dastugue
                                               -------------------------
                                               Michael P. Dastugue
                                               Chairman of the Board
                                               J. C. Penney Funding Corporation

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. C. Penney Funding Corporation (the "Company") on Form 10-Q for the period ending July 31, 2004 (the "Report"), I, William J. Alcorn, Vice President and Controller of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 8th day of September 2004.

                                                /s/ William J. Alcorn
                                                -------------------------
                                                William J. Alcorn
                                                Vice President and Controller
                                                J. C. Penney Funding Corporation