Form 10-Q
period 2004-10-30
PENNEY J C FUNDING CORP
filed 2004-12-07
CIK 77193

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004  Commission file number 1-4947-1

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

500,000 shares of Common Stock of $100 par value, as of October 30, 2004.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements
         -------------------------------

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


Statements of Income and Reinvested Earnings
(Dollars in millions) (Unaudited)


                                                   13 weeks ended
                                                  ------------------
                                            Oct. 30,            Oct. 25,
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


Balance Sheets
(Dollars in millions) (Unaudited)


                                                                          Oct. 30,               Oct.25,             Jan.31,
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

Consolidated Statements of Cash Flows
(Dollars in millions) (Unaudited)




                                              13 weeks ended
                                              --------------
                                       Oct. 30,                 Oct. 25,
                                          2004                     2003
                                        ------                  -------
Operating Activities                    $    -                 $     -

Financing Activities                         -                       -
                                         -----                   -----


Increase in cash                             -                       -

Cash at beginning of year                    -                       -
                                        ------                  ------

Cash at end of third quarter           $     -                 $     -
                                       =======                 =======



The accompanying notes are an integral part of these unaudited Interim Financial Statements.

Notes to the Unaudited Interim Financial Statements

1) Background
   ------------

     Historically, Funding has provided short-term financing for JCPenney. Principally, Funding issued commercial paper to finance JCPenney's working capital needs. Funding has not issued commercial paper since 2000.

     During the second quarter of 2004, JCPenney sold its Eckerd drugstore chain to two unrelated third parties generating after tax cash proceeds of approximately $3.5 billion. The result of this transaction coupled with JCPenney's other sources of liquidity eliminated any need for Funding to issue commercial paper for short-term borrowing requirements. Therefore, Funding has not produced any revenue or income. In addition, with Funding's current credit ratings, it is assumed that Funding would have little or no current access to commercial paper borrowing.

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

Funding had no short-term debt outstanding as of October 30, 2004, nor as of October 25, 2003.



ITEM 4.  Controls and Procedures

Based on their evaluation of Funding's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, Funding's principal executive officer and principal financial officer have concluded that the design and operation of Funding's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There have not been any changes in Funding's internal control over financial reporting that occurred during Funding's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Funding's internal control over financial reporting.

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





                                              J. C. PENNEY FUNDING CORPORATION


                                              By: /s/ W. J. Alcorn
                                                 -----------------------------
                                                  W. J. Alcorn
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)



Date:  December 7, 2004

                                                                    Exhibit 31.1

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

Date:  December 6, 2004.
                                              /s/ Michael P. Dastugue
                                              ---------------------------
                                              Michael P. Dastugue
                                              Chairman of the Board
                                              J. C. Penney Funding Corporation

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

Date:  December 7, 2004.
                                              /s/ William J. Alcorn
                                              ---------------------------
                                              William J. Alcorn
                                              Vice President and Controller
                                               J. C. Penney Funding Corporation

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. C. Penney Funding Corporation (the "Company") on Form 10-Q for the period ending October 30, 2004 (the "Report"), I, Michael P. Dastugue, Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 6th day of December 2004.

                                              /s/ Michael P. Dastugue
                                              -------------------------
                                              Michael P. Dastugue
                                              Chairman of the Board
                                              J. C. Penney Funding Corporation

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. C. Penney Funding Corporation (the "Company") on Form 10-Q for the period ending October 30, 2004 (the "Report"), I, William J. Alcorn, Vice President and Controller of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 7th day of December 2004.

                                              /s/ William J. Alcorn
                                              -------------------------
                                              William J. Alcorn
                                              Vice President and Controller
                                              J. C. Penney Funding Corporation