Form 10-K
period 2005-01-29
PENNEY J C FUNDING CORP
filed 2005-04-08
CIK 77193

Form 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

Commission File No. 1-04947

J. C. PENNEY FUNDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	51-0101524
(State or other jurisdiction of incorporation or Identification No.)	(I.R.S. Employer organization)

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

☑Yes ☐ No

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

Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 500,000 shares of Common Stock of 100 dollars par value, as of April 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated

J. C. Penney Company, Inc. 2004 Annual Report to Stockholders	Part I

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

     JCPenney, a company founded by James Cash Penney in 1902 and incorporated in 1924, has grown to be a major retailer operating 1,017 JCPenney department stores in 49 states and Puerto Rico. In addition, JCPenney operates 62 Renner department stores in Brazil. In November 2003 JCPenney closed the sale of its six Mexico department stores. On July 31, 2004, JCPenney and certain of its subsidiaries closed the sale of its Eckerd drugstore operations. JCPenney’s business consists of providing merchandise and services to consumers through department stores, catalog and Internet. JCPenney markets family apparel, jewelry, shoes, accessories and home furnishings.

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

     Operations of Funding. To assist in financing the operations of JCPenney as described under “Business” above, Funding from time to time sells its short-term notes (commercial paper) to investors through dealer-placed programs. The short-term notes are guaranteed on a subordinated basis by JCPenney. Historically, Funding has issued long-term debt in public and private markets in the United States and abroad. Funding has not issued commercial paper since 2000. In 2001, JCPenney sold the assets of J. C. Penney Direct Marketing Services, Inc. to an unrelated third party. During the second quarter of 2004, JCPenney sold its Eckerd drugstore chain to two unrelated third parties generating after tax cash proceeds of approximately $3.5 billion. The result of these transactions coupled with JCPenney’s other sources of liquidity eliminated any need for Funding to issue commercial paper for short-term borrowing requirements. Therefore, Funding has not produced any revenue or income. In addition, with Funding’s current credit ratings, it is assumed that Funding would have little or no current access to commercial paper borrowing. Funding had no short-term debt outstanding as of January 29, 2005, or as of January 31, 2004.

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

     Forward-Looking Statements.

     This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect Funding’s current view of future events and financial performance. The words except, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that may cause Funding’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, including gasoline prices, changes in management, retail industry consolidations, acts of terrorism or war and government activity. Please see pages 15-18 in JCPenney’s 2004 Annual Report to Stockholders for a further discussion of risks and uncertainties. While Funding believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of such factors that could cause actual results to differ materially from predicted results. Funding intends the forward-looking statements in this Annual Report on Form 10-K to speak only at the time of its release and does not undertake to update or revise these projections as more information becomes available.

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

Item 6. Selected Financial Data.

Five Year Financial Summary	J. C. Penney Funding Corporation
($ in millions) (Unaudited)

	2004	2003	2002	2001	2000
At Year End

Capitalization

Short-term debt
Commercial paper	$—	$—	$—	$—	$—
Credit line advance	—	—	—	—	—

Total short term debt	—	—	—	—	—

Equity held by JCPenney	1,238	1,238	1,238	1,238	1,238

Total capitalization	$1,238	$1,238	$1,238	$1,238	$1,238

Committed bank credit facilities(1)	$—	$—	$—	$1,500	$1,500

For the Year

Income	$—	$—	$—	$—	$20
Expenses	$—	$—	$—	$—	$13
Net income	$—	$—	$—	$—	$5
Fixed charges — times earned	—	—	—	—	1.52
Peak short-term debt	$—	$—	$—	$—	$842
Average debt	$—	$—	$—	$—	$193
Average interest rates	—	—	—	—	6.7%

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

No commercial paper has been issued or outstanding since 2000. The commercial paper program was rated “Not Prime” by Moody’s Investors Service, Inc. and “B” by Fitch Ratings as of March 18, 2005. Standard & Poor’s Rating Services does not rate the program.

Funding had no short-term debt outstanding as of January 29, 2005, or as of January 31, 2004.

At year-end 2004, the balance of the Loan to JCPenney was $1,238 million unchanged from the balance at the end of the prior year.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Funding had no investments as of January 29, 2005, and January 31, 2004. If it had short-term investments they would be in short-term financial instruments with original maturities of three months or less. Such investments are subject to interest rate risk and may have a small decline in value if interest rates increase. Since the financial instruments are of short duration, a change of 100 basis points in interest rates would not have a material effect on Funding’s financial condition.

     As of January 29, 2005, Funding had no long-term debt.

Item 8. Financial Statements and Supplementary Data.

     The financial statements of Funding, including the notes to all such statements are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K.

(a)	1. and 2.

See financial statements on pages F-1 through F-5.

(a)	3. Exhibits.

See separate Exhibit Index on pages G-1 through G-3.

(b)	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report.

None.

(c)	Other Financial Statement Schedules.

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. C. PENNEY FUNDING CORPORATION
(Registrant)

	By:	/s/ M. P. Dastugue
M. P. Dastugue
Chairman of the Board

Dated: April 8, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ M. P. Dastugue	Chairman of the Board	April 8, 2005
(principal executive
M. P. Dastugue	officer); Director

/s/ M. D. Porter	President	April 8, 2005
(principal financial
M. D. Porter	officer)

/s/ W. J. Alcorn	Vice President and	April 8, 2005
Controller (principal
W. J. Alcorn	accounting officer)

Statements of Income	J. C. Penney Funding Corporation
($ in millions)

For the Year	2004	2003	2002
Interest income from JCPenney	$—	$—	$—

Interest expense	—	—	—

	—	—	—
Income before income taxes	—	—	—
Income taxes	—	—	—

Net income	$—	$—	$—

Statements of Reinvested Earnings
($ in millions)

	2004	2003	2002

Balance at beginning of year	$1,093	$1,093	$1,093
Net income	—	—	—

Balance at end of year	$1,093	$1,093	$1,093

     See notes to Financial Statements on pages F-4 and F-5.

Balance Sheets	J. C. Penney Funding Corporation
($ in millions except share data)

	2004	2003
Assets
Loans to JCPenney	$1,238	$1,238

Liabilities and Equity held by JCPenney
Liabilities	—	—

Equity held by JCPenney
Common stock (including contributed capital), par value $100 per share:
Authorized, 750,000 shares - issued and outstanding, 500,000 shares	145	145
Reinvested earnings	1,093	1,093

Total Equity held by JCPenney	1,238	1,238

Total Liabilities and Equity held by JCPenney	$1,238	$1,238

     See notes to Financial Statements on pages F-4 and F-5.

Statements of Cash Flows	J. C. Penney Funding Corporation
($ in millions)

	2004	2003	2002
Operating Activities
Net income	$—	$—	$—
Decrease in loans to JCPenney	—	—	—
Decrease in amount due to JCPenney	—	—	—

	$—	$—	$—

Financing Activities
Decrease in short-term debt	$—	$—	$—

Supplemental Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See notes to Financial Statements on pages F-4 and F-5.

Report of Independent Registered Public Accounting Firm	J. C. Penney Funding Corporation
To the Board of Directors of
J. C. Penney Funding Corporation:

We have audited the accompanying balance sheets of J. C. Penney Funding Corporation as of January 29, 2005 and January 31, 2004, and the related statements of income, reinvested earnings, and cash flows for each of the years in the three-year period ended January 29, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Funding Corporation as of January 29, 2005 and January 31, 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended January 29, 2005, in conformity with U. S. generally accepted accounting principles.

Dallas, Texas
March 25, 2005

Notes to Financial Statements

Nature of Operations

J. C. Penney Funding Corporation (“Funding”) is a wholly owned subsidiary of J. C. Penney Corporation, Inc. (“JCPenney”). The principal business of Funding consists of financing a portion of JCPenney’s operations through loans to JCPenney. To finance its operations, Funding issues commercial paper, which is guaranteed by JCPenney on a subordinated basis, to corporate and institutional investors in the domestic market. Historically, Funding has issued long-term debt in public and private markets in the United States and abroad. Funding has not issued commercial paper since 2000. In 2001, JCPenney sold the assets of J. C. Penney Direct Marketing Services, Inc. to an unrelated third party. During the second quarter of 2004, JCPenney sold its Eckerd drugstore chain to two unrelated third parties generating after tax cash proceeds of approximately $3.5 billion. The result of these transactions coupled with JCPenney’s other sources of liquidity eliminated any need for Funding to issue commercial paper for short-term borrowing requirements. Therefore, Funding has not produced any revenue or income. In addition, with Funding’s current credit ratings, it is assumed that Funding would have little or no current access to commercial paper borrowing.

Commercial Paper Placement

Funding places commercial paper solely through dealers. No commercial paper has been issued or outstanding since 2000.

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

Fair Value of Financial Instruments

The fair value of loans to JCPenney at January 29, 2005, and January 31, 2004, approximates the amount reflected on the balance sheets because the loan is payable on demand.

EXHIBIT INDEX

     Exhibit

3. (i) Articles of Incorporation

(a)	Certificate of Incorporation of Funding, effective April 13, 1964 (incorporated by reference to Exhibit 3(a) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).

(b)	Certificate of Amendment of Certificate of Incorporation, effective January 1, 1969 (incorporated by reference to Exhibit 3(b) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).

(c)	Certificate of Amendment of Certificate of Incorporation, effective August 11, 1987 (incorporated by reference to Exhibit 3(c) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).

(d)	Certificate of Amendment of Certificate of Incorporation, effective April 10, 1988 (incorporated by reference to Exhibit 3(d) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 29, 1994*).

(ii) Bylaws

(a)	Bylaws of Funding, as amended to May 19, 1995 (incorporated by reference to Exhibit 3(ii) to Funding’s Quarterly Report on Form 10-Q for the 13 and 39 weeks ended October 26, 1996*).

4. Instruments defining the rights of security holders, including indentures

(a)	Issuing and Paying Agency Agreement dated as of March 16, 1992, between J. C. Penney Funding Corporation and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 4(a) to Funding’s Current Report on Form 8-K, Date of Report — April 3, 1992*).

(b)	Issuing and Paying Agency Agreement dated as of February 3, 1997, between J. C. Penney Funding Corporation and The Chase Manhattan Bank (incorporated by reference to Exhibit 4(b) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

(c)	Guaranty dated as of February 17, 1997, executed by J. C. Penney Company, Inc.(incorporated by reference to Exhibit 4(c) to Funding’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

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

23.	Consent of Independent Registered Public Accounting Firm

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

         Excerpt from JCPenney’s 2004 Annual Report to Stockholders.

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