Form 10-Q
period 2005-04-30
PENNEY J C FUNDING CORP
filed 2005-06-08
CIK 77193

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005.  Commission file number 1-4947-1

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

500,000 shares of Common Stock of $100 par value, as of April 30, 2005.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I - FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

The following interim financial information of J. C. Penney Funding Corporation ("Funding"), a wholly owned subsidiary of J. C. Penney Corporation, Inc. ("JCPenney"), is unaudited; however, in the opinion of Funding, it includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited financial statements included in Funding's Annual Report on Form 10-K for the 52 weeks ended January 29, 2005.


Statements of Income and Reinvested Earnings
(Dollars in millions) (Unaudited)


                                                     13 weeks ended
                                                     --------------
                                                Apr. 30,        May 1,
                                                2005            2004
                                                ----             ----

Interest income from JCPenney                   $  -           $  -

Interest expense                                   -              -
                                                 ----           ----

Income before income taxes                         -              -

Income taxes                                       -              -
                                                 -----          ----

Net income                                         -              -

Reinvested earnings at                           1,093          1,093
                                                 -----          -----
        beginning of period
Reinvested earnings at
       end of period                            $1,093         $1,093
                                                 ======         ======


The accompanying notes are an integral part of these unaudited Interim Financial Statements.

Balance Sheets
(Dollars in millions) (Unaudited)


                                                                Apr.30,         May 1,          Jan. 29,
                                                                2005            2004            2005
ASSETS
Loans to JCPenney                                              $1,238          $1,238          $1,238

LIABILITIES AND EQUITY HELD BY JCPENNEY
Liabilities                                                    $  -            $   -           $   -

Equity held by JCPenney:
        Common stock (including contributed capital), par value
        $100 per share:
        Authorized, 750,000 shares
        Issued and outstanding, 500,000 shares
                                                               $145            $145            $145

Reinvested earnings                                            $1,093          $1,093          $1,093
                                                               ------          ------          ------

Total equity held by JCPenney                                  $1,238          $1,238          $1,238
                                                               ------          ------          ------
Total liabilities and equity held by JCPenney                  $1,238          $1,238          $1,238
                                                               ======          ======          ======


The accompanying notes are an integral part of these unaudited Interim Financial Statements.

Consolidated Statements of Cash Flows
(Dollars in millions) (Unaudited)




                                                                13 weeks ended
                                                                --------------
                                                           Apr. 30,      May 1,
                                                           2005          2004
                                                          ------         ------
Operating activities                                      $   -          $   -

Financing activities                                          -              -
                                                           -----           -----

Increase in cash                                              -              -

Cash at beginning of year                                     -              -
                                                           ------          -----

Cash at end of first quarter                              $    -          $  -
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

     In 2001, JCPenney sold the assets of J. C. Penney Direct Marketing Services, Inc. to an unrelated third party. During the second quarter of 2004, JCPenney sold its Eckerd drugstore chain to two unrelated third parties generating after-tax cash proceeds of approximately $3.5 billion. The result of these transactions, coupled with JCPenney's other sources of liquidity, eliminated any need for Funding to issue commercial paper for short-term borrowing requirements. Therefore, Funding has not produced any revenue or income. In addition, with Funding's current credit ratings, it is assumed that Funding would have little or no current access to commercial paper borrowing.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Funding derives earnings on loans to JCPenney under the terms of a loan agreement, which provides for unsecured loans to be made by Funding to JCPenney. Additionally, in order to maintain Funding's income at defined coverage ratios, Funding's income is supplemented by charges to JCPenney. The income of Funding is designed to cover Funding's fixed charges (interest expense) at a coverage ratio mutually agreed upon by Funding and JCPenney. The earnings to fixed charges coverage ratio has historically been at least one and one-half times.

No commercial paper has been issued or outstanding since 2000. The commercial paper program is rated "Not Prime" by Moody's Investors Service, Inc. and "B" by Fitch Ratings. Standard & Poor's Rating Services does not rate the program.

Funding had no short-term debt outstanding as of April 30, 2005 or May 1, 2004.



ITEM 4.  Controls and Procedures

Based on their evaluation of Funding's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, Funding's principal executive officer and principal financial officer have concluded that Funding's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There were no changes in Funding's internal control over financial reporting during Funding's first quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, Funding's internal control over financial reporting.

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect Funding's current views of future events and financial performance. The words expect, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to known and unknown risks and uncertainties that may cause Funding's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, including gasoline prices, changes in management, retail industry consolidations, acts of terrorism or war and government activity. Please refer to JCPenney's 2004 Annual Report on Form 10-K and subsequent filings for a further discussion of risks and uncertainties. Funding intends the forward-looking statements in this Quarterly Report on Form 10-Q to speak only at the time of its release and does not undertake to update or revise these projections as more information becomes available.

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





                                               J. C. PENNEY FUNDING CORPORATION


                                               By: /s/ W. J. Alcorn
                                               ------------------------
                                                   W. J. Alcorn
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)



Date:  June 8, 2005

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

Date:  June 8, 2005.
                                                /s/ Michael P. Dastugue
                                               ---------------------------
                                               Michael P. Dastugue
                                               Chairman of the Board
                                               J. C. Penney Funding Corporation

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

Date:  June 8, 2005.

                                               /s/ William J. Alcorn
                                               ---------------------------
                                               William J. Alcorn
                                               Vice President and Controller
                                               J. C. Penney Funding Corporation

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. C. Penney Funding Corporation (the "Company") on Form 10-Q for the period ending April 30, 2005 (the "Report"), I, Michael P. Dastugue, Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 8th day of June 2005.

                                                /s/ Michael P. Dastugue
                                               -------------------------
                                               Michael P. Dastugue
                                               Chairman of the Board
                                               J. C. Penney Funding Corporation

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of J. C. Penney Funding Corporation (the "Company") on Form 10-Q for the period ending April 30, 2005 (the "Report"), I, Michael P. Dastugue, Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 8th day of June 2005.
                                                /s/ William J. Alcorn
                                               -------------------------
                                               William J. Alcorn
                                               Vice President and Controller
                                               J. C. Penney Funding Corporation